Form 10QSB
period 1996-06-30
FIRST COMMUNITY BANCORP INC /GA/
filed 1996-08-08
CIK 853467

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549
                                  Form 10-QSB

 X   Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
- - ---  Exchange Act of 1934.

For the quarterly period ended June 30, 1996

     Transition report pursuant to Section 13 or 15 (d) of the Securities
- - ---  Exchange Act of 1934

For the transition period from ____________________ to _________________

                Comission File Number    0-18527
                                      -------------

                         FIRST COMMUNITY BANCORP, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


           Georgia                                  58-1869700
- - ------------------------------           -------------------------------
State or other jurisdiction of           IRS Employer Identification No.
incorporation or organization

827 Joe Frank Harris Parkway, S. E.
Cartersville, Georgia                     30120
- - ---------------------------------------  ---------
(Address of principal executive offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:   (770) 382-1495

Indicate by a check mark whether the Registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                             Yes    X         No
                                   ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 Class                                   Outstanding at June 30, 1996
- - -----------------------------            ----------------------------
Common stock, $1.00 par value                     415,103 shares

                         FIRST COMMUNITY BANCORP, INC.

                                     INDEX


                                                                    Page
                                                                   Number
                                                                   ------



PART I.     FINANCIAL INFORMATION

    ITEM 1.       FINANCIAL STATEMENTS

            Consolidated Balance Sheet June 30, 1996                   3

            Consolidated Statements of Operations
            Three and Six Months Ended June 30, 1996 and 1995          4

            Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1995 and 1995                    5

            Notes to Consolidated Financial Statements                 6

    ITEM 2.       MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                  7

PART II.    OTHER INFORMATION

    ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY
                  HOLDERS                                             14

    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                    14

SIGNATURES                                                            15

                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheet
                                 June 30, 1996
                                  (Unaudited)

                                  ASSETS
                                  ------
Cash and due from banks                                      $  2,593,346
Interest-bearing deposits in banks                                545,707
Securities available for sale, at fair value                    9,613,250
Securities held for investment, at cost
  (approximate fair value of $5,578,113)                        5,698,714

Loans                                                          50,783,521
  Less: allowance for loan losses                                (829,569)
                                                             ------------

                Loans, net                                     49,953,952
                                                             ------------

Premises and equipment, net                                     1,696,071
Other assets                                                    1,903,544
                                                             ------------

                Total assets                                 $ 72,004,584
                                                             ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Liabilities:
Deposits:
  Noninterest-bearing demand                                 $ 10,455,228
  Interest-bearing demand                                      14,214,337
  Savings deposits                                              4,313,122
  Time deposits                                                32,060,240
                                                             ------------

                Total deposits                                 61,042,927

Other borrowings                                                3,376,850
Other liabilities                                               1,481,140
                                                             ------------

                Total liabilities                              65,900,917
                                                             ------------


Stockholders' equity:
Common stock, $1 par value, authorized
  10,000,000 shares; issued and outstanding
  415,103 shares                                                  415,103
Additional paid-in capital                                      3,627,104
Retained earnings                                               2,129,263
Unrealized loss on securities available for sale,
  net of related deferred income taxes                            (67,803)
                                                             ------------

                Total stockholders' equity                      6,103,667

Commitments

                                                             ------------
                Total liabilities and stockholders' equity   $ 72,004,584
                                                             ============

See notes to consolidated financial statements.

                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                       Six months ended         Three months ended
                                                             June 30                  June 30
                                                    ------------------------  ------------------------
                                                       1996          1995         1996         1995
                                                    -----------  -----------  -----------  -----------
Interest income :
- - -----------------
 Loans, including fees                                2,641,269    2,191,773    1,388,809    1,148,892
 Interest on taxable securities                         341,761      406,834      174,638      213,091
 Interest on nontaxable securities                       33,494       14,810       16,780        7,405
 Deposits in banks                                      119,971       71,237       48,519       10,874
 Federal funds sold                                           0        2,041            0          454
                                                    -----------  -----------  -----------  -----------

       Total interest income                          3,136,495    2,686,695    1,628,746    1,380,716
                                                    -----------  -----------  -----------  -----------

 Interest expense on deposits                         1,249,594    1,005,904      637,674      501,968
 Other interest                                          44,646       52,469       27,218       40,135
                                                    -----------  -----------  -----------  -----------

       Total interest expense                         1,294,240    1,058,373      664,892      542,103
                                                    -----------  -----------  -----------  -----------

       Net interest income                            1,842,255    1,628,322      963,854      838,613
 Provision for loan losses                              108,000       96,000       54,000       48,000
                                                    -----------  -----------  -----------  -----------

    Net interest income after provision for losses    1,734,255    1,532,322      909,854      790,613
                                                    -----------  -----------  -----------  -----------

Other operating income :
- - ------------------------
 Service charges on deposit accounts                    220,035      209,322      115,873      106,825
 Other service charges, commissions and fees            154,943       48,383       60,231       23,629
 Gain on sale of loans                                        0       37,125            0       23,265
                                                    -----------  -----------  -----------  -----------

       Total other income                               374,978      294,830      176,104      153,719
                                                    -----------  -----------  -----------  -----------

Other operating expenses :
- - --------------------------
 Salaries and employee benefits                         713,113      577,141      346,692      267,646
 Equipment and occupancy expense                        201,597      161,632      115,697       70,317
 Other expenses                                         384,020      381,118      184,146      206,561
                                                    -----------  -----------  -----------  -----------

       Total other expenses                           1,298,730    1,119,891      646,535      544,524
                                                    -----------  -----------  -----------  -----------

        Net income before taxes                         810,503      707,261      439,423      399,808

 Applicable income taxes                                292,658      261,199      157,728      142,999
                                                    -----------  -----------  -----------  -----------

        Net income                                      517,845      446,062      281,695      256,809
                                                    ===========  ===========  ===========  ===========

 Net income per share based on weighted average
   outstanding shares of 415,103:                          1.25         1.07         0.68         0.62
                                                    ===========  ===========  ===========  ===========

 Dividends per share                                       0.30         -            -            -
                                                    ===========  ===========  ===========  ===========

 See notes to consolidated financial statements.

                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                        Six months ended
                                                                             June 30,
                                                                 ------------------------------
                                                                     1996               1995
                                                                 ------------        ----------
Cash flows from operating activities
 Net income                                                    $    517,845             446,062
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                       108,000              96,000
    Depreciation                                                    113,703             110,508
    Amortization and (accretion), net                                15,129                 406
    Gains on sale of loans                                               --             (37,125)
    Changes in other assets and liabilities:
       Increase in other assets                                     115,687              (3,661)
       Increase (decrease) in other liabilities                    (160,333)            182,624
                                                               ------------          ----------

       Net cash provided by operating activities                    710,031             794,814
                                                               ------------          ----------

Cash flows from investing activities
 Decrease in interest-bearing
  deposits in banks, net                                          4,160,886           3,136,759
 Decrease in Federal funds sold                                          --                  --
 Proceeds from maturities of securities available for sale          817,727              61,726
 Purchases of securities available for sale                      (4,766,745)         (1,200,000)
 Proceeds from maturities of securities held for investment       1,000,000             250,000
 Purchases of securities held for investment                             --            (733,049)
 Proceeds from sale of loans                                             --             970,605
 Loans originated or acquired through participation,
  net of collections                                             (8,914,103)         (5,307,774)
 Purchases of premises and equipment                               (162,664)            (62,127)
                                                               ------------          ----------

       Net cash used in investing activities                     (7,864,899)         (2,883,860)
                                                               ------------          ----------

Cash flows from financing activities
 Net increase (decrease) in demand deposits and
  savings accounts                                                1,672,541             (85,334)
 Increase (decrease) in certificates of deposit, net
     of maturity                                                  3,516,250            (877,788)
 Increase in Federal funds purchased                                     --             300,000
 Increase in other borrowings                                     1,971,600           2,565,125
                                                               ------------          ----------

       Net cash provided by financing activities                  7,160,391           1,902,003
                                                               ------------          ----------

       Net increase (decrease) in cash and cash equivalents           5,523            (187,043)

Cash and cash equivalents at beginning of period                  2,513,995           2,774,866
                                                               ------------          ----------

Cash and cash equivalents at end of period                     $  2,593,346           2,587,823
                                                               ============          ==========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
       Interest                                                $  1,201,847             866,942
                                                               ============          ==========

       Income taxes                                            $    635,061             350,811
                                                               ============          ==========

Supplemental disclosures of noncash investing activities
 Unrealized gains on securities available for sale             $     64,134              98,385
                                                               ============          ==========

See notes to consolidated financial statements.

                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                   For the Three and Six Month Periods Ended
                            June 30, 1996 and 1995



  (1)      Management's Opinion

           The accompanying unaudited consolidated financial statements include the accounts of First Community Bancorp, Inc. ("Company") and its wholly-owned subsidiary, First Community Bank & Trust ("Bank").

           In the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position at June 30, 1996, and the results of operations, and cash flows for the periods covered by this report have been included. All significant intercompany items and transactions have been eliminated in consolidation. Results of operations for interim periods are not necessarily indicative of results for the entire year.

           The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
- - ------------


The following is a discussion of the Company's financial condition at June 30, 1996 compared to December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 compared to the three and six month period ended June 30, 1995. These Comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

FINANCIAL CONDITION
- - -------------------


                                                                           Increase (Decrease)
                           June 30,            December 31,             --------------------------
                             1996                  1995                 Amount            PerCent
                         ---------------      --------------            ------            -------
   Total Assets            $72,004,584           $64,677,989            $7,326,595         11.33%

   Loans                   $50,783,521           $42,123,639            $8,659,882         20.56%

   Securities              $15,311,964           $12,506,346            $2,805,618         22.43%

   Interest-bearing
     deposits in banks        $545,707            $4,706,593           ($4,160,886)       -88.41%

Increases in total assets and the major categories of assets are shown in the table above. The increase in net loans is due to a relatively strong demand for acquisition and development and construction loans related to construction of residential dwellings continuing during the first six months of 1996. The increase in the securities portfolio was due primarily to the purchase of U. S. Government and Government Agency securities. The decrease in interest-bearing deposits in banks is directly related to the utilization of funds to finance the increasing investment and loan portfolios.

The majority of the loans originated in the six month period ending June 30, 1996 contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at June 30, 1996.

                                Within                 1 - 5                 After
                                1 Year                 Years               5 Years           Total
                               -------                ------               --------          -----
($ In Thousands)

Variable interest rates        $23,724                    --                    --          23,724
Fixed interest rates             9,482                15,468                 2,110          27,060
                                 -----                ------                 -----          ------
              Total            $33,206                15,468                 2,110          50,784



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                    Increase (Decrease)
                                       JUNE 30,            DECEMBER 31,             --------------------
                                         1996                 1995                Amount           PerCent
                                    --------------        --------------          ------           -------
   Total Deposits                     $61,042,927            55,854,136          5,188,791            9.29%

   Other Borrowings                     3,376,850             1,405,250          1,971,600          140.30%

   Certificates of Deposit
     over $100,000 (included in
     Total Deposits above)              8,011,689             6,140,390          1,871,299           30.48%

The $5,188,791 increase in total deposits included a $1,871,299 increase in certificates of deposit over $100,000. The overall increase in deposits, In management's opinion, resulted from continuing growth in the Bartow County and Cartersville area and the bank competing for deposits by offering rates at competitive levels with other financial institutions.

The $1,871,299 increase in other borrowings resulted from drawing on an $8,500,000 line of credit at the Federal Home Loan Bank of Atlanta secured by a blanket lien on 1 - 4 family residential loans to finance the increasing loan and investment portfolios. Management expects these borrowings to decrease as construction loan demand eases during late 3rd quarter of this year.

The Company's ratio of loans to deposits at June 30, 1996 was 83.2% as compared to 73.6% at December 31, 1995. This significant increase is attributed to a rate of loan growth in excess of the rate of deposit growth during the second quarter of 1996. Management is of the opinion that this ratio will decline during late 3rd quarter of 1996 to historical levels of under 80%.

Liquidity and Interest Rate Sensitivity
- - ---------------------------------------

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 23.26% at June 30, 1996 compared to 27.51% at December 31, 1995. The decrease in liquidity has resulted from the rate of asset growth, primarily loans, exceeding the bank's rate of deposit growth. The seasonality of the construction lending industry during the spring and summer months is the primary contributor to this decline. Management has in place a line of credit with the Federal Home Loan Bank in the amount of $8,500,000 of which $3,376,850 has been advanced, $2,500,000 unsecured fed funds line of credit with correspondent banks and a $2,000,000 security repurchase agreement with correspondent banks to meet any liquidity needs during this period of higher than normal loan demand.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                      TIME HORIZON
                                      ----------------------------------------------
   (Amounts $ in Thousands)                              Months
                                      ----------------------------------------------
                                             0 to 3          0 to 12         0 to 60        Total
                                      -------------    -------------   -------------   ----------
   Interest sensitive assets                $31,671           39,680          59,886       62,451
   Interest sensitive liabilities            27,769           39,958          53,965       51,753

   Assets less liabilities                  $ 3,902             (278)          5,921       10,698

   Ratio
     Interest sensitive assets to
       interest sensitive liabilities          1.14             0.99            1.11         1.21

The current interest sensitivity position indicates that if interest rates increase the Company could experience an increase in net interest income. With a decrease in interest rates this position indicates that the Company could experience a decline in net interest income, however, in the opinion of management this potential decline would not severely impact earnings negatively.

Capital Resources
- - -----------------

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to total assets ratio of at least 4% and total risk-based capital to total adjusted assets ratio of 8%.

Selected financial information relating to the Company's minimum capital requirements at June 30, 1996 is as follows:

       Leverage capital ratio                   8.48%
       Core capital ratio                      11.67%
       Risk-based capital ratio                12.91%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended June 30, 1996 and 1995
- - -----------------------------------------------------------------------

                                          Three Months Ended
                                               June 30,                       Increase (Decrease)
                                     -----------------------------        -------------------------
                                        1996               1995             Amount           PerCent
                                     ----------         ----------        ---------         --------
   Total interest income             $1,628,746          1,380,716          248,030           17.96%

   Total interest expense               664,892            542,103          122,789           22.65%

   Net interest income                  963,854            838,613          125,241           14.93%

   Provision for loan losses             54,000             48,000            6,000           12.50%

   Other operating income               176,104            153,719           22,385           14.56%

   Other operating expenses             646,535            544,524          102,011           18.73%

   Provision for income taxes           157,728            142,999           14,729           10.30%

   Net income                           281,695            256,809           24,886            9.69%

The increase in total interest income was due primarily to the increased volume of interest-earning assets on which interest and fees increased by $248,030 or 17.96% for the three month period ending June 30, 1996 over the comparable period in 1995. Total interest expense increased as indicated in the above table primarily due to the increase in interest-bearing deposits and other borrowings. The resulting increase in net interest income is due primarily to the growth in the loan and investment portfolio rather than an increase in the spread between yields on earning assets and the cost of interest-bearing balances.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses increased $6,000 or 12.5% for the three month period ended June 30, 1996 as compared to the same period in 1995. The loan loss reserve as a percentage of total loans was 1.63% and 1.71% at June 30, 1996 and June 30, 1995, respectively. There were no non-performing loans at June 30, 1996 and management believes that the reserve for loan losses is adequate to absorb anticipated loan losses.

The $24,886 or 9.69% increase in other operating income is primarily the result of mortgage loan origination fees, construction loan fees, fees from factoring and servicing accounts receivable

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and deposit account service charge income increasing due to increased activity and an expand-ing customer base during the three month period ended June 30, 1996 as compared to the same period in 1995.

The increase in other operating expenses for the period June 30, 1996 as compared to the comparable period in 1995 as shown in the preceeding table resulted from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

Increases in provision for income taxes is directly attributable to increased taxable income.

Net income for the three month period ended June 30, 1996 as compared to the same period in 1995 increased $24,886 or 9.69%. The primary reason is the growth in interest-bearing assets with this growth's effect on net interest margin, increasing service charges and fees associated with a growing depositor base and additional income generated in the mortgage origination and accounts receivable factoring and servicing areas.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months Ended June 30, 1996 and 1995
- - ---------------------------------------------------------------------

                                         Six Months Ended
                                             June 30,                        Increase (Decrease)
                                    -----------------------------        --------------------------
                                       1996               1995             Amount          PerCent
                                    ----------          ---------          -------         --------
   Total interest income            $3,136,495          2,686,695          449,800           16.74%

   Total interest expense            1,294,240          1,058,373          235,867           22.29%

   Net interest income               1,842,255          1,628,322          213,933           13.14%

   Provision for loan losses           108,000             96,000           12,000           12.50%

   Other operating income              374,978            294,830           80,148           27.18%

   Other operating expenses          1,298,730          1,119,891          178,839           15.97%

   Provision for income taxes          292,658            261,199           31,459           12.04%

   Net income                          517,845            446,062           71,783           16.09%

The increase in total interest income was due primarily to the increased volume of interest-earning assets on which interest and fees increased by $449,800 or 16.74% for the six month period ending June 30, 1996 over the comparable period in 1995. Total interest expense increased as indicated in the above table primarily due to the increase in interest-bearing deposits and other borrowings. The resulting increase in net interest income is due primarily to the growth in the loan and investment portfolio rather than an increase in the spread between yields on earning assets and the cost of interest-bearing balances.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses increased $12,000 or 12.5% for the six month period ended June 30, 1996 as compared to the same period in 1995. The loan loss reserve as a percentage of total loans was 1.63% and 1.71% at June 30 31, 1996 and June 30, 1995, respectively. There were no non-performing loans at June 30, 1996 and management believes that the reserve for loan losses is adequate to absorb anticipated loan losses.

The $80,148 or 27.18% increase in other operating income is primarily the result of mortgage loan origination fees, construction loan fees, fees from factoring and servicing accounts receivable

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and deposit account service charge income increasing due to increased activity and an expand-ing customer base during the six month period ended June 30, 1996 as compared to the same period in 1995.

The increase in other operating expenses for the period June 30, 1996 as compared to the comparable period in 1995 as shown in the preceeding table resulted from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

Increases in provision for income taxes is directly attributable to increased taxable income.

Net income for the six month period ended June 30, 1996 as compared to the same period in 1995 increased $71,783 or 16.09%. The primary reason is the growth in interest-bearing assets with this growth's effect on net interest margin, increasing service charges and fees associated with a growing depositor base and additional income generated in the mortgage origination and accounts receivable factoring and servicing areas.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           First Community Bancorp, Inc.



                           /s/ J. Steven Walraven
                           -------------------------------------
                           J. Steven Walraven
                           President and Chief Executive Officer
                           (Principal Executive Officer)


                           Date  July 29, 1996
                               ---------------------------------



                           /s/ James D. Timmons
                           -------------------------------------
                           James D. Timmons
                           Vice President, Chief Financial Officer
                           & Chief Operations Officer


                           Date  July 29, 1996
                               ---------------------------------