Form 10QSB
period 1996-09-30
FIRST COMMUNITY BANCORP INC /GA/
filed 1996-11-12
CIK 853467

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 1996
                                            ----------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------     ----------

                         Commission File Number: 0-18527

                          First Community Bancorp, Inc.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


            Georgia                               58-1869700
-------------------------------                -------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification No.)


            827 Joe Frank Harris Parkway, S.E. Cartersville, GA 30120
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 382-1495
                    ----------------------------------------
                           (Issuer's telephone number)

                                       N/A
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes       No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1996: 415,103

Transitional Small Business Disclosure Format (Check One)  Yes      No  X
                                                               ---     ---

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheet - September 30, 1996 .........3

                      Consolidated Statements of Income - Three Months
                        Ended September 30, 1996 and 1995 and Nine Months
                        Ended September 30, 1996 and 1995 .....................4

                      Consolidated Statements of Cash Flows - Nine Months
                        Ended September 30, 1996 and 1995 ...............5 and 6

                      Note to Consolidated Financial Statements ...............7

             Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ................8-13

PART II.     OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K .......................14

                      Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
                                  (Unaudited)

Assets
------
Cash and due from banks                                                $  3,785,283
Interest-bearing deposits in banks                                        1,406,005
Securities available for sale, at fair value                             10,059,926
Securities held to maturity, at cost (fair value of $4,413,000)           4,498,842

Loans                                                                    54,601,059
Less allowance for loan losses                                              877,449
                                                                       ------------
      Loans, net                                                         53,723,610

Premises and equipment, net                                               1,692,416
Other assets                                                              1,929,377
                                                                       ------------
                                                                       $ 77,095,459
                                                                       ============
Liabilities and Stockholders' Equity
------------------------------------

Deposits
  Noninterest-bearing demand                                           $ 12,842,092
  Interest-bearing demand                                                14,590,610
  Savings                                                                 4,375,495
  Time                                                                   32,878,269
                                                                       ------------
        Total deposits                                                   64,686,466
Other liabilities                                                         1,600,856
Other borrowings                                                          4,352,700
                                                                       ------------
        Total liabilities                                                70,640,022
                                                                       ------------

Commitments and contingent liabilities

Stockholders' equity
  Common stock, par value $1; 10,000,000 shares authorized;
    415,103 issued and outstanding                                          415,103
  Capital surplus                                                         3,627,104
  Retained earnings                                                       2,449,507
  Unrealized losses on securities available for sale, net of taxes          (36,277)
                                                                       ------------
        Total stockholders' equity                                        6,455,437
                                                                       ------------
                                                                       $ 77,095,459
                                                                       ============

See Note to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                        -----------------------   -----------------------
                                                           1996          1995        1996         1995
                                                        ----------    ---------   ----------   ----------
Interest income
  Interest and fees on loans                            $1,567,868   $1,257,871   $4,273,553   $3,449,644
  Interest on taxable securities                           177,585      196,404      519,346      603,238
  Interest on nontaxable securities                         17,093        7,406       50,587       22,216
  Interest on deposits in banks                             19,471       13,472      139,442       84,709
  Interest on Federal funds sold                               -            -            -          2,041
                                                        ----------   ----------   ----------   ----------
                                                         1,782,017    1,475,153    4,982,928    4,161,848
                                                        ----------   ----------   ----------   ----------

Interest expense
  Interest on deposits                                     641,381      544,412    1,890,975    1,550,316
  Interest on other borrowings                              41,422       50,914       86,068      103,383
                                                        ----------   ----------   ----------   ----------
                                                           682,803      595,326    1,977,043    1,653,699
                                                        ----------   ----------   ----------   ----------

           Net interest income                           1,099,214      879,827    3,005,885    2,508,149
Provision for loan losses                                   54,000       48,000      162,000      144,000
                                                        ----------   ----------   ----------   ----------
           Net interest income after provision for
            loan losses                                  1,045,214      831,827    2,843,885    2,364,149
                                                        ----------   ----------   ----------   ----------
Other income
  Service charges on deposit accounts                      112,170      109,534      342,679      318,856
  Gain on sale of loans                                        -         27,917          -         65,042
  Other                                                     42,981       35,927      123,034       84,310
                                                        ----------   ----------   ----------   ----------
                                                           155,151      173,378      465,713      468,208
                                                        ----------   ----------   ----------   ----------

Other expense
  Salaries and employee benefits                           410,250      315,585    1,123,363      892,726
  Equipment and occupancy expense                           99,529       86,820      301,126      248,452
  Other operating expenses                                 183,518      169,696      567,538      550,814
                                                        ----------   ----------   ----------   ----------
                                                           693,297      572,101    1,992,027    1,691,992
                                                        ----------   ----------   ----------   ----------

           Income before income taxes                      507,068      433,104    1,317,571    1,140,365
Applicable income taxes                                    186,824      159,501      479,482      420,700
                                                        ----------   ----------   ----------   ----------
           Net income                                   $  320,244   $  273,603   $  838,089   $  719,665
                                                        ==========   ==========   ==========   ==========
Per share of common stock
           Net income                                   $      .77   $      .66   $     2.02   $     1.73
                                                        ==========   ==========   ==========   ==========

           Dividends                                    $       -    $       -    $      .3O   $       -
                                                        ==========   ==========   ==========   ==========

See Note to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                                                                           1996                     1995
                                                                    ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $       838,089           $       719,665
                                                                    ----------------          ----------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                               162,000                   144,000
    Depreciation                                                            163,544                   167,747
    Gain on sale of loans                                                       -                     (65,042)
    Increase in other assets                                               (122,370)                 (934,731)
    Increase (decrease) in other liabilities                                (43,260)                  333,396
                                                                    ----------------          ----------------
          Total adjustments                                                 159,914                  (354,630)
                                                                    ----------------          ----------------

          Net cash provided by operating activities                         998,003                   365,035
                                                                    ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in interest-bearing deposits in banks, net                     3,300,588                 2,660,085
  Proceeds from maturities of securities available for sale               2,072,582                 3,400,166
  Purchases of securities available for sale                             (6,376,377)               (1,524,535)
  Proceeds from maturities of securities held to maturity                 2,199,615                       -
  Purchase of securities held to maturity                                       -                    (182,200)
  Proceeds from sale of loans                                                   -                   1,733,269
  Increase in loans, net                                                (12,467,444)               (9,834,034)
  Purchase of premises and equipment                                       (110,928)                  (60,223)
                                                                    ----------------          ----------------

          Net cash used in investing activities                         (11,381,964)               (3,807,472)
                                                                    ----------------          ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                                               8,832,330                 1,868,750
  Proceeds from borrowings, net                                           2,947,450                 2,059,500
  Cash dividends paid                                                      (124,531)                      -
                                                                    ----------------          ----------------

          Net cash provided by financing activities                      11,655,249                 3,928,250
                                                                    ----------------          ----------------

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                          1996                      1995
                                                                    ----------------          ----------------
Net increase in cash and due from banks                             $     1,271,288           $       485,813

Cash and due from banks at beginning of period                            2,513,995                 2,034,009
                                                                    ----------------          ----------------

Cash and due from banks at end of period                            $     3,785,283           $     2,519,822
                                                                    ================          ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                                        $     1,889,854           $     1,642,458

    Income taxes                                                    $       822,361           $       184,668


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Unrealized (gains) losses on securities available for sale        $        51,758           $      (105,843)
                                                                    ================          ================

See Note to Consolidated Financial Statements.

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.    BASIS OF PRESENTATION

           The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

           The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                         FIRST COMMUNITY BANCORP, INC.

                                AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

The following is a discussion of the Company's financial condition at September 30, 1996 compared to December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 compared to the three and nine month periods ended September 30, 1995. These comments should be read in conjunction with the financial statements and related note appearing elsewhere in this report.


FINANCIAL CONDITION
-------------------

                                            September 30,         December 31,              Increase (Decrease)
                                                                                        ---------------------------
                                                1996                  1995                 Amount          Percent
                                            -------------         -------------         -------------     ---------
Total assets                                $ 77,095,459          $ 64,677,989          $ 12,417,470       19.20  %
Loans                                         54,601,059            42,123,639            12,477,420       29.62
Securities                                    14,558,768            12,506,346             2,052,422       16.41
Interest-bearing bank balances                 1,406,005             4,706,593            (3,300,588)     (70.13)

Changes in total assets and the major categories of assets are shown in the table above. The increase in loans is due to a continuing increase in loan demand throughout the year, and principally in residential construction and development loans. The increase in the securities portfolio is due to the purchase of U. S. Government and Government Agency Securities. The decrease in interest-bearing bank balances is also directly related to the utilization of funds to finance the growing loan portfolio.

The majority of the loans originated in the nine month period ending September 30, 1996 are primarily short-term maturities of six months to one year or contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at September 30, 1996.

                                                Within                 1 to 5                After
                                                1 Year                  Years               5 Years              Total
                                            -------------         -------------         -------------         ------------
                                                                          (Dollars in Thousands)
                                            ------------------------------------------------------------------------------
Variable interest rates                     $     24,114          $      1,288          $          -          $     25,402
Fixed interest rates                              13,612                14,846                    741               29,199
                                            -------------         -------------         -------------         ------------
          Total                             $     37,726          $     16,134          $         741         $     54,601
                                            =============         =============         =============         ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)



                                            September 30,          December 31,                 Increase (Decrease)
                                                                                        ----------------------------------
                                                 1996                  1995                 Amount              Percent
                                            -------------         -------------         -------------         ------------
Total deposits                              $  64,686,466         $  55,854,136         $   8,832,330            15.81  %

Other borrowings                                4,352,700             1,405,250             2,947,450           209.75

Certificates of deposit over
  $100,000 (included in total
  deposits above)                               8,371,348             6,140,390             2,230,958            36.33

The $8,832,330 increase in deposits included a $2,230,958 increase in certifi-cates of deposit over $100,000. The deposit growth has resulted from continuing growth in the Bartow County and Cartersville areas accompanied by the location of new retail and other businesses to the area. Competitive rates are paid on deposits but not above the local market.

The increase in other borrowings was due entirely to an increase in advances from The Federal Home Bank of Atlanta to fund the continued strong loan demand.

The Company's ratio of loans to deposits at September 30, 1996 was 85.0% as compared to 75.4% at December 31, 1995 and the increase is primarily due to a strong increase during 1996 in residential development and construction loan demand.

Liquidity and Interest Rate Sensitivity
---------------------------------------

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 30.53% at September 30, 1996, and is considered adequate. The Company has an $8,500,000 line of credit with the Federal Home Loan Bank of which $4,352,700 has been advanced, a $2,500,000 unsecured line of credit with correspondent banks and a $2,000,000 security repurchase agreement with correspondent banks. These lines are available should liquidity needs increase.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

The following summarizes the cumulative interest sensitivity position of the Company at September 30, 1996.

                                                                   Time Horizon
                                            ---------------------------------------------------------
                                                                      Months
                                            ---------------------------------------------------------
                                               0 to 3                0 to 12               0 to 60               Total
                                            -------------         -------------         -------------         ------------
                                                                        (Dollars in Thousands)
                                            ------------------------------------------------------------------------------
Interest sensitive assets                   $      31,520         $      42,968         $      68,124         $     69,768
Interest sensitive liabilities                     25,014                43,277                56,197               56,197

Assets less liabilities                     $       6,506         $        (308)        $      11,927         $     13,571

Ratio:
  Interest sensitive assets to
    interest sensitive liabilities                   1.26                  0.99                  1.21                 1.24

The current interest sensitivity position indicates a close match of interest-sensitive assets and interest-sensitive liabilities, particularly in the one year time horizon. Increases or decreases in interest rates should have little effect on the Company's net interest margin.

Capital Resources
-----------------

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to total assets ratio of at least 4% and total risk-based capital to total adjusted assets ratio of 8%.

Selected financial information relating to the Company's minimum capital requirements at September 30, 1996 is as follows:


                                     Percent
                                   -----------

      Leverage capital ratio          8.80  %
      Core capital ratio             12.12
      Risk-based capital ratio       13.03

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations For The Three Months Ended September 30, 1996 and 1995
----------------------------------------------------------------------------

                                        Three Months Ended
                                           September 30,              Increase (Decrease)
                                       1996           1995            Amount       Percent
                                  ------------    ------------    ------------    ----------

Total interest income             $  1,782,017    $  1,475,153    $    306,864      20.80  %

Total interest expense                 682,803         595,326          87,477      14.69

Net interest income                  1,099,214         879,827         219,387      24.94

Provision for loan losses               54,000          48,000           6,000      12.50

Other operating income                 155,151         173,378         (18,227)    (10.51)

Other operating expenses               693,297         572,101         121,196      21.18

Provision for income taxes             186,824         159,501          27,323      17.13

Net income                             320,244         273,603          46,641      17.05

The increase in total interest income was due to the increased volume of interest-earning assets, principally loans. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in deposits and borrowings from the Federal Home Loan Bank. The resulting increase in net interest income is due primarily to the stated growth in the loan portfolio rather than an increase in the spread between yields on earning assets and the cost of interest-bearing liabilities.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses increased by $6,000 for the three month period ended September 30, 1996 as compared to the same period in 1995 due to the growth in the loan portfolio. The loan loss reserve as a percentage of total loans was 1.60% and 1.63% at September 30, 1996 and September 30, 1995, respectively. There were no nonperforming loans at September 30, 1996 and management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

The 10.51% decrease in other operating income is the net result of increased mortgage loan origination fees and decreased gains on the sale of SBA loans.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in other operating expenses for the three month period ending September 30, 1996 as compared to the comparable period in 1995 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes for the three month period ended September 30, 1996 as compared to the similar period in 1995. The effective tax rate was 36.85% and 36.83%, respectively, for the three month periods ended September 30, 1996 and 1995.

Net income for the three month period ended September 30, 1996 as compared to the same period in 1995 increased $46,641 or 17.05%.


Results of Operations for the Nine Months Ended September 30, 1996 and 1995
---------------------------------------------------------------------------


                                        Nine Months Ended
                                           September 30,              Increase (Decrease)
                                       1996           1995            Amount       Percent
                                  ------------    ------------    ------------    ----------

Total interest income             $  4,982,928    $  4,161,848    $    821,080      19.73  %

Total interest expense               1,977,043       1,653,699         323,344      19.56

Net interest income                  3,005,885       2,508,149         497,736      19.84

Provision for loan losses              162,000         144,000          18,000      12.50

Other operating income                 465,713         468,208          (2,495)     (0.53)

Other operating expenses             1,992,027       1,691,992         300,035      17.73

Provision for income taxes             479,482         420,700          58,782      13.97

Net income                             838,089         719,665         118,424      16.46

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The changes (increases and decreases) in the major components of net income for the nine month periods ending September 30, 1996 and 1995 are itemized in the preceding table.

The increase in 1996 and 1995 in total interest income as shown in the preceding table is due primarily to the increased volume of interest-earning assets, primarily loans. The increase in interest expense also as shown is due primarily to the increase in deposits and borrowings from the Federal Home Loan Bank. The increase in net interest income for the nine month period ended September 30, 1996 as compared to the same period in 1995 is primarily due to the growth in the loan and investment portfolios rather than an increase in the spread between yields on earning assets and the cost of interest-bearing liabilities.

The provision for loan losses increased by $18,000 during the nine months ended September 30, 1996 as compared to the comparable period in 1995 due to the growth in the loan portfolio.

Other operating income decreased $2,495 or .53% during the nine month period ending September 30, 1996 as compared to the same period in 1995. This net decrease in other operating income is the result of increased mortgage loan origination fees and decreased gains on sales of SBA loans.

The increase in operating expenses for the nine month period ended September 30, 1996 as compared to the comparable period in 1995 as shown in the preceding table resulted from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing for mortgage loan originations and accounts receivable factoring and servicing areas.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes for the nine month period ended September 30, 1996 as compared to the same period in 1995. The effective tax rate was 36.39% and 36.89%, respectively, for the nine month period ended September 30, 1996 and 1995.

Net income after taxes for the nine month period ended September 30, 1996 as compared to the same period in 1995 increased $118,424 or 16.46%.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

PART II.   OTHER INFORMATION

ITEM 6.

           (a)   Exhibits filed in accordance with Item 601 of Regulation S-K.

                 27.  Financial Data Schedule.

           (b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST COMMUNITY BANCORP, INC.



                                  BY:
                                     ---------------------------------------
                                     J. Steven Walraven
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                  DATE:
                                       -------------------------------------