Form 10KSB40
period 1996-12-31
FIRST COMMUNITY BANCORP INC /GA/
filed 1997-03-31
CIK 853467

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-18527

                          FIRST COMMUNITY BANCORP, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

          Georgia                                               58-1869700
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

827 Joe Frank Harris Parkway, S.E.,
Cartersville, Georgia                                             30120
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code: (770) 382-1495
                                                --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

         State issuer's revenues for its most recent fiscal year.  $7,466,726

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 1, 1997. $5,998,880

         As of March 1, 1997, issuer has outstanding 415,103 shares of common stock, $1 par value per share, which is issuer's only class of common stock.

         Documents incorporated by reference: None
                                              ----

Transitional Small Business Disclosure Format  (Check one):  Yes      No X
                                                                ---     ---

                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                  FORM 10-KSB

                                     INDEX

                                                                      PAGE
Part I

     Item 1.    Business ............................................    3
     Item 2.    Properties...........................................   15
     Item 3.    Legal Proceedings....................................   15
     Item 4.    Submission of Matters to a Vote
                  of Security Holders................................   15

Part II

     Item 5.    Market for Registrant's Common Equity
                  and Related Stockholder Matters....................   15
     Item 6.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.........................................   17
     Item 7.    Financial Statements and Supplementary Data..........   35
     Item 8.    Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure.............   66

Part III

     Item 9.    Directors and Executive Officers
                  of the Registrant..................................   66
     Item 10.   Executive Compensation...............................   71
     Item 11.   Security Ownership of Certain
                  Beneficial Owners and Management...................   72
     Item 12.   Certain Relationships and Related
                  Transactions.......................................   74

Part IV

     Item 13.   Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K.................   75

Signatures ..........................................................   76


                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                    PART I

ITEM 1.   BUSINESS.

Business of the Company
-----------------------

         First Community Bancorp, Inc. (the "Company"), a Georgia corporation, was organized on May 31, 1989, for the purpose of acquiring all of the issued and outstanding common stock of First Community Bank & Trust (the "Bank"). Pursuant to a Plan of Reorganization, effective December 1, 1989, the Company acquired all of the issued and outstanding shares of common stock, $5.00 par value of the Bank. As a result of this transaction, the former stockholders of the Bank became the stockholders of the Company, and the Bank became a wholly-owned subsidiary of the Company.

         The Bank is a financial institution which was organized under the laws of the State of Georgia on July 11, 1988 and, on October 23, 1989, began operation of a full-service commercial banking business based in Bartow County, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. While the Bank has trust powers, such powers are currently exercised only to permit the Bank to serve as custodian of its individual retirement accounts. The Bank engages in a general commercial banking business in its community, emphasizing the banking needs of individuals and small- to medium-sized business and professional concerns.

         On October 21, 1993, the Bank opened a full-serve branch in Adairsville, Georgia.

Competition
-----------

         The banking industry is highly competitive. The Bank's primary market consists of Bartow County, Georgia, which has a population of approximately 65,000. The Bank competes for all types of loans, deposits and other financial services with seven other commercial banks located in Bartow County. The Bank also competes with other financial institutions in Bartow County and with commercial banks, savings and loan associations and other financial institutions located outside of Bartow County. To a lesser extent, the Bank competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies.

         The Company and any non-banking subsidiaries that it may organize will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies and insurance companies. Many of these other financial institutions and companies will have far greater resources than either the Bank or the Company.

Employees
---------

         As of December 31, 1996 the Bank had 41 full-time equivalent employees. The Company has no employees separate from the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                  SUPERVISION, REGULATION, AND OTHER FACTORS
                  ------------------------------------------

Bank Holding Company Regulation
-------------------------------

         Offers and sales of the common stock of the Company are subject to the registration requirements of the Securities Act of 1933 and the regulations promulgated thereunder which are administered by the Securities and Exchange Commission. The Company is also subject to the reporting requirements of the Securities Exchange Act of 1934. Such offers and sales are also subject to the registration requirements of various state securities acts.

         The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and the Georgia Bank Holding Company Act, and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the Georgia Department of Banking and Finance, respectively. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the Federal Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Company and the subsidiary of the Company.

         The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. The Federal Reserve is prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located.

         On March 16, 1994, the Georgia legislature adopted the "Georgia Interstate Banking Act," effective July 1, 1995. Interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (2) interest acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

         In addition, the President of the United States signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" on September 29, 1994 (the "Interstate Branching Act"). The Interstate Branching Act, will permit bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997, unless state legislators act to "opt- out" of this provision, to acquire banks in any state one year after the effective date of the Interstate Branching Act, and to establish de novo branches across state lines so long as the individual state into which a potential de novo entrant proposes to branch specifically passes legislation to "opt-in".

         Under the Interstate Branching Act, a bank may merge beginning on June 1, 1997, with a bank in another state so long as the transaction does not involve a bank in a home state which has enacted a law after the date of enactment of the Interstate Branching Act and before June 1, 1997 that applies equally to all out of state banks and expressly prohibits such interstate merger transactions. Such a law would have no effect on merger transactions approved before the effective date of such a state law. States may also elect to permit merger transactions before June 1, 1997.

         The Interstate Branching Act authorizes interstate mergers involving the acquisition of a branch of a bank without the acquisition of the bank only if state law permits an out of state acquiror to acquire a branch without acquiring the bank. State minimum age laws for banks to be acquired will be preserved unless state law provides for a minimum age period of more than five years. After consummation of any interstate merger transaction, a resulting bank may establish or operate additional branches at any location where any bank involved in the transaction could have established or operated a branch under applicable federal or state law.

         The Riegle Community Development and Regulatory Improvement Act of 1994 (the "RCDRIA") was enacted September 23, 1994, to promote economic revitalization and community development to "investment areas." The RCDRIA establishes a Community Development Financial Institutions Fund to achieve these objectives. The Fund is authorized to provide financial assistance through a variety of mechanisms including equity investments, grants, loans, credit union shares and deposits. The amount of assistance any community development financial institution and its subsidiaries and affiliates may receive is generally limited to $5 million. A qualifying institution may receive $3.75 million for the purpose of serving an investment area in another state.

         The RCDRIA also provides certain regulatory relief requiring each agency to streamline and modify its regulations and policies, remove inconsistencies and eliminate outputted and duplicative requirements. The RCDRIA also directs the federal agencies to coordinate examinations among affiliate banks, coordinate examinations with other federal banking agencies, and work to coordinate with state banking agencies. The federal banking agencies are also directed to work jointly in developing a system for banks and savings associations to file reports and statements electronically and to adopt a single form for filing core information in reports and statements.

         The RCDRIA also provides procedures for expediting bank holding company applications, eliminating prior approval of the Federal Reserve for the acquisition of control of a bank in a reorganization in which persons exchange their shares for shares of a newly-formed bank holding company provided the bank holding company immediately after the acquisition meets capital and other financial standards and the bank is "adequately capitalized," the holding company does not engage in any activities other than those of managing and controlling banks, the holding company provides 30 days prior notice to the board of the transaction, and the holding company will not acquire control of any additional bank. The RCDRIA also provides for reduction of post-approval waiting periods, decreasing the waiting period from 30 days to 15 days in most instances. The RCDRIA also exempts from federal securities registration securities issued in connection with the formation of a one-bank holding company.

         The Georgia General Assembly recently enacted legislation altering the public policy of the State regarding intrastate branch banking. Essentially, the legislation allows a bank to establish de novo branch banks on a limited basis beginning July 1, 1996. Between July 1, 1996 and June 30, 1998, the number of de novo branch banks is limited to three per bank or group of affiliated banks under the same bank holding company. Beginning July 1, 1998, the number of de novo branch banks which may be established is no longer limited by statute.

         The Federal and Georgia Bank Holding Company Acts further provide that the Federal Reserve and the Department of Banking and Finance will not approve any acquisition, merger or consolidation (a) which would result in a monopoly,
(b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States,
(c) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or (d) which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

         In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

         Pursuant to (S) 4(j) of the Bank Holding Company Act (12 U.S.C. (S) 1843(j)), a bank holding company must submit a written notice to the Federal Reserve Board at least sixty days before engaging, directly or indirectly, in a non-banking activity authorized under (S) 4(c)(8), which authorizes holding companies to engage in activities that are closely related to banking or managing or controlling banks. The processing period begins to run from the date the Federal Reserve Board receives a complete notice, and may be extended under certain circumstances. In acting on a notice to engage in (S) 4(c)(8) activities, the Federal Reserve Board is required by certain sections of the Bank Holding Company Act to consider whether the benefits of the proposed activity (such as greater convenience, increased competition, or gains in efficiency) outweigh the potential adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). Section 4(c)(8) also requires that proposals to engage in permissible activities are subject to public notice and an opportunity for a hearing only in the case of an acquisition of a savings association.

         Section 4(j) of the Bank Holding Company Act was amended by the Economic Growth and Regulatory Paperwork Reduction Act of 1996, enacted as a part of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 to permit a well-capitalized and well-managed bank holding company, that controls predominantly well-capitalized and well-managed depository institutions, as defined by amendments to The Bank Holding Company Act, to engage de novo in any permissible 4(c)(8) activity or acquire any company engaged in permissible 4(c)(8) activities (except for an insured depository institution, i.e., a savings association) under expedited procedures. To be eligible for the expedited procedures, the book value of the assets acquired may not exceed 10% of the holding company's consolidated risk weighted assets and the consideration paid may not exceed 15% of Tier One capital. The Federal Reserve Board may adjust these percentages. In addition, no administrative enforcement action may have been commenced or be pending nor may any cease and desist order pursuant to (S) 8 of the FDI Act have been issued or be pending against the holding company or any of its depository institutions subsidiaries.

         While all qualifying holding companies engaging in (S) 4(c)(8) activities under the expedited procedures must provide notice to the Federal Reserve Board, the notice provisions differ. First, to engage de novo directly or through a subsidiary in activities that the Fed has already approved by regulation, the bank holding company must provide notice within ten days after commencing the activity. Second, to engage in activities that the Fed has permitted by order or to acquire the shares or assets of an existing company, the bank holding company must provide notice at least twelve business days prior to commencing the activity, during which time the Fed may require the full 60-day notice procedure.

         The Company is authorized to borrow money and pledge as security for such indebtedness the shares of its subsidiary bank for general corporate purposes, including acquisition of other permitted businesses, capital for its subsidiary bank and purchase of its own shares. The only source the holding company has to repay the debt is dividends from the subsidiary bank. Dividends may only be paid to the extent of fifty percent (50%) of the prior year earnings without the express consent of the Georgia Department of Banking and Finance, and further, regulatory agencies have the authority to restrict payment of dividends in the event the Bank's capital falls below minimum levels and under certain other conditions.

Bank Regulation
---------------

         The Bank operates as a bank organized under the laws of the State of Georgia subject to examination by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regulates all areas of the Bank's commercial banking operations, including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches and other aspects of operation. The Bank is not a member of the Federal Reserve system, but uses the Federal Reserve as a clearing agent.

         The Bank is insured and also regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

         Subsidiary banks or a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or the provision of any property or services. The Federal Reserve also possesses cease-and-desist powers over bank holding companies and their nonbank subsidiaries if their actions represent an unsafe or unsound practice or violation of laws.

FIRREA
------

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was introduced into Congress on February 22, 1989 and enacted on August 9, 1989. Under the 1989 Act, the Federal Savings and Loan Insurance Corporation was abolished. Two separate funds have been established, one for commercial banks (the Bank Insurance Fund) and the other for savings institutions (the Savings Associations Insurance Fund). Both funds are under the management of the FDIC which sets insurance premium rates for all insured institutions. Effective January 1, 1994, the FDIC adopted a new system of risk-based insurance assessment. Under the FDIC's rule, each depository institution is assigned to one of the three groups, well-capitalized, adequately capitalized or under-capitalized, based on its capital ratios and will be further assigned to one of three subgroups within its capital ratios and will be further assigned to one of three subgroups within its capital category based on an evaluation of the risk posed by the institution to its insurance fund. The capital standard being used to set insurance premium rates are the same as those adopted by the agencies with the prompt corrective action framework. The rule provides that well-capitalized institutions pay assessment rates ranging from 23 to 29 basis points, depending upon the subgroup to which they are assigned. Adequately capitalized institutions pay from 26 to 30 basis points, and undercapitalized institutions pay from 29 to 31 basis point. In February 1995, the FDIC proposed a new rule which would significantly reduce the assessment rate payable by well-capitalized institutions. Such institutions would pay assessment rates from 4 to 21 basis points. Adequately capitalized institutions would pay from 7 to 28 basis points, and undercapitalized institutions would pay from 14 to 31 basis points.

FDICIA
------

         FDICIA was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

         The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institutions either by its primary federal regulator or by the Federal Deposit Insurance Corporation ("FDIC"), including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it must generally be placed in receivership or conservatorship within 90 days. As of December 31, 1996 and 1995, notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action.

Recent Regulatory Developments
------------------------------

         On September 3, 1996, President Clinton signed the Omnibus Consolidated Appropriations Act for FY 1997. Subtitle G of Title Two of that Act is titled the "Deposit Insurance Funds Act of 1996" (Deposit Insurance Funds Act), which among other things provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") as of October 1, 1996. To accomplish this recapitalization, the FDIC imposed a special assessment on each insured depository institution with deposits assessable under the SAIF so that SAIF would achieve its designated reserve ratio (DRR) on the first business day of the first month after the date of the enactment of the Deposit Insurance Funds Act. Because the legislation was enacted as of September 30, 1996, under the Deposit Insurance Funds Act, SAIF achieved its DRR and became fully capitalized on October 1, 1996. For purposes of the SAIF special assessment, the amount of SAIF-assessable deposits is determined as of March 31, 1995. However, the term "SAIF-assessable deposits" includes deposits assumed after March 31, 1995 if the deposits were assumed from an institution that is no longer insured when the special assessment to recapitalize SAIF is imposed under this section. Therefore, some institutions will be required to pay the special assessment on SAIF insured deposits that were assumed after March 31, 1995.

         A major part of the plan to recapitalize SAIF involves imposing a one-time special assessment on SAIF-assessable deposits that may be paid in two installments under certain conditions. Subject to certain statutory adjustments, the FDIC has discretion to determine the rates of the assessments after considering certain factors, including the most recent SAIF balance, data on insured deposits, and any other factors that the FDIC deems appropriate. This one-time special assessment is subject to certain exceptions, and the FDIC has discretion to issue orders exempting weak institutions from paying this special assessment if the exemption will reduce the risk to SAIF. The FDIC prescribed guidelines for issuing such an exemption within 30 days of enactment of the Deposit Insurance Funds Act. The Act required FDIC to exempt from the special assessment (1) institutions that existed on October 1, 1995 and held no SAIF assessable deposits before January 1, 1993, (2) federal savings banks newly established in April, 1994 to acquire the deposits of savings institutions in default that received assistance from the RTC in connection with the transactions, and (3) an SAIF insured savings association that, before January 1, 1987, was a federal savings bank insured by the FSLIC for the purpose of acquiring the assets or assuming the liabilities of a national bank in a transaction consummated after July 1, 1986 and had assets less than $150 million. Exempt institutions generally are required to pay semi-annual assessments at former rates under the schedule applicable to SAIF fund members on June 30, 1995, with certain exceptions.

         There are three statutory adjustments that the FDIC must consider in setting the SAIF recapitalization rates. The first of these relates to Oakar transactions, which are generally defined to include bank purchases of SAIF-assessable deposits. Generally, Bank Insurance Fund (BIF) members acquiring SAIF-assessable deposits in Oakar transactions prior to March 31, 1995 (or after March 31, 1995 if the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed), are subject to the SAIF special assessment but the amount of assessable deposits would, as a general proposition, be reduced by 20% for purposes of the assessment if certain conditions are satisfied. The 20% haircut for these BIF members applies for purposes of the special assessment and for purposes of future semi-annual assessments on SAIF-assessable deposits that were acquired prior to March 31, 1995. To be eligible for the 20% haircut, a BIF member must satisfy certain requirements that are based on a suggested attributable deposit amount as of June 30, 1995.

         The second statutory adjustment the FDIC must consider for purposes of computing this special assessment relates to "converted associations," a term defined by the Act. An institution meeting one of the Act's definitions of "converted association" may also reduce by 20% the amount of deposits that are SAIF insured as of March 31, 1995 (or after March 31, 1995 is subject to the special assessment because the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed). In addition to "converted associations," Sasser banks a savings association that converted to a bank charter prior to SAIF reaching its DRR and as a result the resulting bank was required to remain an SAIF member - may qualify under this second adjustment under very limited criteria.

         Third, if payment of the special assessment would pose a significant risk that an insured depository institution or its holding company may default on payments under debt obligations or preferred stock, the institution may elect to pay the special assessment under extended terms that would include a supplemental special assessment.

         The SAIF was initially capitalized through the issuance of bond obligations by the Financing Corporation (FICO), commonly referred to as FICO bonds. The Deposit Insurance Funds Act also addresses repayment of the interest on those bonds. Beginning with the semi-annual periods after December 31, 1996, assessments to pay approximately $8 million in interest on FICO bonds will be shared among all insured depository institutions, including insured national banks, instead of only SAIF members. For purposes of the assessments to pay the interest on the FICO bonds, BIF-assessable deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF-assessable deposits until December 31, 1999. After the earlier of December 31, 1999 or the date the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin.

         For purposes of paying the interest on the FICO bonds, "BIF- assessable deposits" means deposits that are subject to assessments under BIF. The term "SAIF-assessable deposits" means deposits that are assessable under SAIF and includes any deposits that were assumed after March 31, 1995 if the insured institution from which the deposits were acquired is not insured when the SAIF special assessment is imposed.

         The Deposit Insurance Funds Act also provides that, as of the date of enactment and ending on the earlier of December 31, 1999 or the date that the last savings association ceases to exist, the federal banking agencies must take appropriate action to prohibit deposit shifting from SAIF to BIF, including enforcement actions, denial of applications, or imposing exit and interest fees as if the transaction qualified as a conversion. The legislation requires the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, and the Office of Thrift Supervision to take necessary actions to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF assessable to BIF- assessable for the purpose of evading the assessments imposed on SAIF-assessable deposits. The FDIC may issue regulations to prevent deposit shifting. It is a rule of construction, however, that this portion of the Deposit Insurance Funds Act does not prohibit an institution from engaging in conduct or activity that is part of the ordinary course of business and is not directed at depositors of an insured affiliated institution.

         The Deposit Insurance Funds Act also provides for the merger of BIF and SAIF into the Deposit Insurance Fund (DIF) on January 1, 1999, if no insured depository institution is a "savings association" on that date. If an insured savings association still exists on January 1, 1999, the Deposit Insurance Funds Act does not make provision for the merger of the funds to occur on a subsequent date. For purposes of the BIF/SAIF merger, the term "savings association" is defined as having the same meaning as it does in (S) 3(b) of the FDI Act (12 U.S.C. (S) 1813(b)), and thus includes both federal and state savings associations.

         If immediately before the merger, the SAIF reserve ratio exceeds the DRR, the excess will be placed in DIF's special reserve. While the DIF special reserve will not be included for purposes of calculating the DIF DRR and the FDIC can not refund any amount in the special reserve, it can be drawn upon for emergency purposes if the reserve ratio of the DIF should drop below 50% of its DRR for a sustained period of time. This portion of the Deposit Insurance Funds Act also makes conforming changes to the FDI Act and other provisions of law effective on January 1, 1999 if the funds are so merged. If the funds are not merged, the Deposit Insurance Fund Act establishes an SAIF special reserve as of January 1, 1999 that will consist of the excess in the SAIF over the DRR as of that date. While the amount in the SAIF special reserve can not be used to calculate any future DRR and can not be used for refunds from the SAIF, it would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of its DRR for a sustained period of time.

         The Deposit Insurance Funds Act also required the FDIC on such basis as it deems appropriate to refund any amounts in excess of the DRR to BIF members and, after it is established, to DIF members. There are no similar provisions for refunds to SIF members. A member can not, however, receive any refund for any semi-annual assessment period that exceeds the assessment paid during that period. Institutions that are not "well-capitalized" or that have other weaknesses are not eligible for refunds. The refund provision becomes effective as of the end of any semi-annual assessment period beginning after the date of enactment of the Deposit Insurance Funds Act.

Capital Requirements
--------------------

         The Department of Banking and Finance of the State of Georgia requires that de novo banks in Georgia maintain a minimum ratio of primary capital, as defined, to total assets of not less than eight percent (8%) during the first three years of operation, and thereafter at six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition. Management believes as of December 31, 1996, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Monetary Policy
---------------

         The earnings of the Bank are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States Government and its agencies.

         The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply.

         The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member banks' borrowings. The Federal Reserve also conducts open market transactions in United States Government securities.

         Periodically, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate on a regional or other basis the present restriction on interstate expansion by banks or bank holding companies, to alter the statutory separation of commercial and investment banking and to alter the powers of thrift institutions and other competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

ITEM 2.   PROPERTIES.

         The Company's corporate office and the Bank's main office are located at 827 Joe Frank Harris Parkway, S.E., Cartersville, Georgia 30120.

         The Bank's office is a modern two-story building constructed in 1989 containing approximately 10,005 square feet located on approximately one and one-half (1.5) acres owned by the Bank. The Bank utilizes both floors of the building. On the first floor, there are five inside teller and four drive-up teller windows along with the new account and customer service representatives and three loan offices. The second floor is devoted to administration. The Bank owns its office properties without encumbrance.

         The Bank's branch is located at 5827 Joe Frank Harris Parkway, Adairsville, Georgia 30103. The land and building comprising the branch are wholly owned assets of the Bank and are free of any encumbrances.

         The branch office is a modern one-story building constructed in 1980 containing approximately 2,400 square feet located on approximately three-fourth (.75) acre. There are four inside teller and two drive-up teller windows along with the new account and customer service representatives and one loan officer.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company and the Bank are not parties to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, and no such proceedings are known to be contemplated by governmental authorities. There are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder is a party adverse to or that has a material interest adverse to the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

         The stock of the Company is not traded publicly and no specific market sales prices can be quoted. The Company has maintained partial records of share prices based upon actual transactions disclosed. However, these records are incomplete since they do not reflect prices for all transactions in the common stock of the Company. To the extent such information has been disclosed to the Company, the share prices of the common stock of the Company are as follows:

==============================================================================
       YEAR/QUARTER           HIGH SELLING PRICE          LOW SELLING PRICE
------------------------------------------------------------------------------
          1995
------------------------------------------------------------------------------
First Quarter                       $12.50                     $12.50
------------------------------------------------------------------------------
Second Quarter                      $13.00                     $13.00
------------------------------------------------------------------------------
Third Quarter                       $16.25                     $13.33
------------------------------------------------------------------------------
Fourth Quarter                      $17.16                     $12.50
------------------------------------------------------------------------------
          1996
------------------------------------------------------------------------------
First Quarter                       $15.30                     $15.30
------------------------------------------------------------------------------
Second Quarter                      $15.51                     $15.51
------------------------------------------------------------------------------
Third Quarter                       $16.17                     $16.17
------------------------------------------------------------------------------
Fourth Quarter                      $20.00                     $17.11
==============================================================================

During the period covered by this report and to date, sales not reported to management may have occurred at share prices not reflected in this table.

         As of March 1, 1997, the Company had 828 shareholders of record. As of January, 1995 the Company has appointed Mellon Trust Securities Corporation as official transfer and paying agent for all stock transactions and dividend payments.

         Under the Georgia Business Corporation Code, the Company may from time to time make distributions, including the payment of dividends, to its shareholders in money, indebtedness, or other property (except its own shares) unless, after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy any preferential rights of shareholders upon dissolution. The Company may also distribute its shares pro rata and without consideration to its shareholders or to the shareholders of one or more classes or series, which constitutes a share dividend.

         In the absence of other activities conducted by the Company, its ability to pay dividends will depend on the earnings of the Bank. At December 31, 1994, the Board of Directors of the Company had declared the first dividend since organization to shareholders in the amount of $.25 per share for a total of $103,776.00 payable in January, 1995. In 1996, the Board declared a cash dividend of $.30 per share for a total of $124,531.00 payable. The Company declared no dividend in 1995. General legal requirements applicable to the payments of dividends, actual financial results and capital needs, in the opinion of management, will determine the payment of dividends in the future. At December 31, 1996, total stockholders' equity of the Bank aggregated $6,888,738.00.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           [Management's Discussion and Analysis begins on next page]

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following is a discussion of the financial condition of First Community Bancorp, Inc. (the Company) and subsidiary at December 31, 1996 and 1995 and the results of operations for the years ended December 31, 1996 and 1995. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Overview

The subsidiary bank, First Community Bank & Trust (the Bank), was incorporated on July 11, 1988 and commenced business on October 23, 1989. During 1989, First Community Bancorp, Inc. (the Company) was formed and all 415,103 shares of common stock of the Bank were acquired by the Company. The Company has had continued steady growth in earning assets, deposits and net income since 1989, the year operations began. The table below summarizes the growth in earning assets, deposits and net income for the previous five years:

                                        (Dollars in Thousands)

                            1996      1995      1994      1993      1992
                          -------   -------   -------   -------   -------
        Earning assets    $72,704   $59,337   $53,412   $44,860   $34,223
        Deposits          65,374    55,854    50,735    42,006    33,581
        Net income        1,238     993       587       787       262

[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Financial Condition at December 31, 1996 and 1995

Following is a summary of the Company's balance sheets for the periods indicated:

                                               December 31,
                                          1996            1995          Increase     (Decrease)
                                          (Dollars in Thousands)         Amount        Percent
Cash and due from banks                 $  3,685        $  2,514        $  1,171        46.58%
Interest-bearing deposits in banks         3,739           4,707            (968)      (20.57)
Securities                                14,529          12,506           2,023        16.18
Loans, net                                53,522          41,418          12,104        29.22
Premises and equipment                     1,778           1,745              33         1.89
Other assets                               1,968           1,788             180        10.07
                                          ------          ------          ------

                                        $ 79,221        $ 64,678        $ 14,543        22.49%
                                          ======          ======          ======

Deposits                                $ 65,374        $ 55,854        $  9,520        17.04
Other borrowings                           5,348           1,405           3,943       280.64
Other liabilities                          1,610           1,644             (34)       (2.07)
Stockholders' equity                       6,889           5,775           1,114        19.29
                                          ------          ------          ------

                                        $ 79,221        $ 64,678        $ 14,543        22.49%
                                          ======          ======          ======

Financial Condition at December 31, 1996 and 1995

As indicated in the above table, the Company's assets increased 22.49% during 1996. The growth was due primarily to the growth of Bartow County, the Company's primary market area, as the county is increasingly becoming a part of the expanding metropolitan Atlanta area. The most significant increase was in loans, which is a direct result of the growth of the market area. Securities increased as a result of increases in deposits. The increase was comprised of $7,228,000 in purchases of investment securities net of $5,208,000 of maturities. The loan to deposit ratio of the Company increased from 75.42% in 1995 to 83.27% in 1996. Other borrowings increased due to additional advances from the Federal Home Loan Bank of $3,900,000 during 1996 to fund the additional loan demand.

There were $125,000 in dividends declared during 1996, therefore net earnings of $1,113,000 were retained by the Company. Also, the unrealized loss on available-for- sale securities, net of taxes, decreased by $1,200 during 1996.

The Company has a significant concentration of its loan portfolio secured by real estate located in the Company's primary market area of Bartow County. The Company's real estate mortgage and construction portfolio consists of loans collateralized by one to four family residential properties, multi-family residential properties and nonresidential properties, which consists primarily of small business commercial properties. The Company generally requires that the loan values not exceed 75% to 85% of the collateral values for these types of real estate lending.

The primary risk associated with the Company's real estate portfolio is that a downturn in the economy could negatively impact the values of the real estate which is held as collateral for these loans. Also, an economic downturn could also increase unemployment rates in the Company's market area. These risks could affect the borrower's ability to repay the loans as well as the Company's ability to recover its investment if repayment is dependent upon the liquidation of the collateral. The Company reduces these risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Currently, real estate values and employment trends in the Company's market area are stable with no indications of a significant downturn in the general economy.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 and, as amended, No. 118, "Accounting by Creditors for Impairment of a Loan". The statement prescribes that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement had no material effect on the financial statements of the Company as of December 31, 1996 and 1995.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals and other needs of the Company. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities, and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. The Company attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

The liquidity and capital resources of the Company are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Company's liquidity is considered adequate.

At December 31, 1996, the Company had loan commitments and letters of credit outstanding of $8,919,403 and $393,100, respectively. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis, to borrow and purchase Federal funds from other financial institutions. At December 31, 1996, the Bank has arrangements with commercial banks for additional short-term advances of approximately $3,750,000.

At December 31, 1996, the subsidiary Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The Company's common stockholders' equity increased due to the retention of net earnings of $1,113,000. The Company's stockholders' equity also increased due to the effect of unrealized gains in the available for sale investment portfolio of $1,200. For regulatory purposes, the net unrealized losses on securities available for sale, net of taxes, are not considered in the computation of the capital ratios.

The primary source of funds available to the Company is the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Approximately $623,000 are available to be paid as dividends by the Bank at December 31, 1996.

The minimum capital requirements to be considered well-capitalized under prompt corrective action regulatory guidelines and the actual capital ratios for the subsidiary bank as of December 31, 1996 are as follows:

                                                         Regulatory
                                              Actual     Requirement
                                              ------     -----------
        Leverage capital ratio                  8.77%       5.00%
        Risk-based capital ratios:
          Core capital                         12.89        6.00
          Total capital                        14.15       10.00

At December 31, 1996, the Company had commitments of $184,000 to complete its new operations center which also includes outfitting the center with various equipment.

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation
--------------------

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. The Company, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of the Company's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Years Ended December 31, 1996 and 1995

Following is a summary of the Company's operations for the periods indicated.

                            Year Ended December 31,
                              1996        1995          Increase      (Decrease)
                            (Dollars in Thousands)       Amount        Percent
Interest income             $  6,828    $  5,674        $  1,154        20.34%

Interest expense               2,683       2,252             431        19.14

Net interest income            4,145       3,422             723        21.13

Provision for loan losses        216         192              24        12.50

Other income                     639         615              24         3.90

Other expense                  2,666       2,312             354        15.31

Pretax income                  1,902       1,533             369        24.07

Income taxes                     664         540             124        22.96
                              ------       -----           -----
Net income                  $  1,238    $    993        $    245        24.67%
                              ======       =====           =====

Net Interest Income
-------------------

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of management, The Company's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets decreased in 1996 to 6.16% from 6.17% in 1995. This insignificant decrease was due primarily to an increase in net average interest-earning assets being offset by slight decreases in rates. The yield on interest earning assets was 10.15% in 1996 compared to 10.23% in 1995. Yields on loans decreased to 11.89% in 1996 compared to 12.12% in 1995. This decrease was consistent with decreases in the yields of securities, federal funds sold and deposits in banks. Average interest-earning assets increased overall by $11,782,000 or 21.24%. Average interest-bearing liabilities increased by $8,776,000 or 19.37%, while the overall cost of funds decreased from 4.97% in 1995 to 4.96% in 1996.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $24,000 during 1996 or 12.50%.
The allowance for loan loss amounted to $914,266 or 1.68% of total loans outstanding at December 31, 1996 as compared to $705,473 or 1.67% of total loans outstanding at December 31, 1995. The increase in the amount of the reserve was due to the increase in the loan loss provision and a reduction in net charge-offs of $67,000 in 1996 as compared to 1995. There were no nonaccrual loans at December 31, 1996 and there were no other nonperforming assets. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral values and current economic conditions which may affect the borrower's ability to pay.

Other Income
------------

Other operating income consists principally of service charges on deposit accounts which increased in 1996 ($473,000 in 1996 and $448,000 in 1995). Non-interest bearing demand, interest-bearing demand and savings accounts increased 15.38% during 1996 as compared to an increase of 5.58% in the above service charges. Other income increased $63,000 during 1996 primarily due to $34,000 in increased mortgage loan originations. The increases in service charges and other income were offset by a decrease in gain on sale of loans of $65,000.

Non-interest Expenses
---------------------

The increase in non-interest expenses were due primarily to the growth in the Company which resulted in increased non-interest expenses of $354,000 in 1996 or 15.33%. Salaries and employee benefits and other operating expenses are the primary components of non-interest expense. Salaries and employee benefits increased to $1,452,000 in 1996 from $1,174,000 in 1995. This increase is attributable to the increases in the average wages paid to employees, and the related payroll tax costs. Other operating expenses increased to $803,000 in 1996 from $743,000 in 1995 and is due primarily to the growth of the Bank.
A significant offset to the other operating expense increases was a reduction in the FDIC assessments for 1996 of $57,000 which is due to a reduction in the assessment rates for "well capitalized" financial institutions.

Income Tax
----------

Income taxes, as a percentage of pre-tax income, remained stable in 1996 and 1995 at 35%.

Asset/Liability Management
--------------------------

It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure an acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships and corporations.

The Company's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and move concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Company also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect the Company's liquidity position. The Company currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect the Company's liquidity position.

At December 31, 1996, the Company's cumulative one year interest rate sensitivity gap ratio was 95%. The Company's targeted ratio is 80% to 120% in this time horizon. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate slightly faster than the Company's interest-earning assets. The Company is within its targeted parameters and net interest income should not be significantly affected by changes in interest rates. It is also noted that over 77% of the Company's certificates of deposit greater than $100,000 mature within the one year time horizon. The majority of these deposits are from established customers. It is management's belief that as long as the Company pays the prevailing market rate on these type deposits, the Company's liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

Asset/Liability Management

                                                     After       After
                                                     Three       One Year
                                                     Months      But
                                       Within        But         Within     After
                                       Three         Within      Five       Five
                                       Months        One Year    Years      Years     Total
                                       ------        --------    -----      -----     -----
                                               (Dollars in Thousands)
Interest-earning assets:
  Interest-bearing deposits           $ 3,739        $    --     $    --      $   --    $ 3,739
  Securities                            2,264          2,038       8,872       1,355     14,529
  Loans                                24,394         11,016      17,742       1,284     54,436
                                      -------        -------     -------      ------    -------
     Total interest earning
       assets                         $30,397        $13,054     $26,614     $ 2,639    $72,704
                                      -------        -------     -------      ------    -------
Interest-bearing liabilities:
  Interest-bearing demand deposits    $14,545        $    --     $    --     $    --    $14,545
  Savings                               4,356             --          --          --      4,356
  Time deposits, less than $100,000     4,446         11,623       8,842          --     24,911
  Time deposits, $100,000 and over      2,113          4,823       2,017          --      8,953
  Other borrowings (1)                  4,020             20       1,009         159      5,208
                                      -------        -------     -------      ------    -------
     Total interest-bearing
       liabilities                    $29,480        $16,466     $11,868     $   159    $57,973
                                      -------        -------     -------      ------    -------
Interest rate sensitivity gap         $   917        $(3,412)    $14,746     $ 2,480    $14,731
                                      -------        -------     -------      ------    -------
Cumulative interest rate
  sensitivity gap                     $   917        $(2,495)    $12,251     $14,731
                                      -------        -------     -------      ------
Interest rate sensitivity gap ratio      1.03           0.79        2.24       16.60
                                      -------        -------     -------      ------
Cumulative interest rate
  sensitivity gap ratio                  1.03           0.95        1.21        1.25
                                      -------        -------     -------      ------

(1) The above amounts do not include approximately $140,000 of non-interest bearing advances from the Federal Home Loan Bank as described in the consolidated financial statements.

              SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of the Company, the interest rates and interest differentials experienced by the Company; the investment portfolio of the Company; the loan portfolio of the Company, including types of loans, maturities and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of the Company; types of deposits of the Company and the return on equity and assets for the Company.

Interest Income and Interest Expense

The following tables set forth the amount of the Company's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. (1)

Distribution of Assets, Liabilities and Stockholders' Equity
Interest Rates and Interest Differentials

                                                              1996                                 1995
                                                              ----                                 ----
                                                Average     Income or    Yields/      Average     Income or    Yields/
                                                Balances    Expense      Rates        Balances    Expense      Rates
                                                --------    -------      -----        --------    -------      -----
                                                                        (Dollars in Thousands)
Interest bearing deposits in banks                3,026        162       5.35%          1,936       117        6.04%
Taxable securities                               12,971        696       5.37          13,426       743        5.53
Nontaxable securities(4)                          1,659         74       4.46             654        31        4.74
Unrealized losses on AFS                            (58)        --         --             (67)       --          --
Loans (2) (3)                                    49,598      5,896      11.89          39,456     4,783       12.12
Allowance for loan losses                          (826)                                 (677)
Cash and due from banks                           2,531                                 2,084
Other assets                                      3,546                                 3,349
                                                 ------      -----                     ------     -----

     Total                                       72,447      6,828                     60,161     5,674
                                                 ======      =====                     ======     =====

Total average interest-earning assets            67,254                 10.15%         55,472                 10.23%
                                                 ======                                ======

Noninterest-bearing demand                       10,594                                 8,288
Interest-bearing demand & savings                19,333        588       3.04          17,770       614        3.46
Time                                             31,607      1,950       6.17          25,364     1,517        5.98
                                                 ------      -----                     ------     -----
     Total deposits                              61,534      2,538                     51,422     2,131
Borrowings                                        3,144        145       4.61           2,174       121        5.57
Other liabilities                                 1,553                                 1,355
Stockholders' equity                              6,216                                 5,210
                                                 ------      -----                     ------     -----

     Total                                       72,447      2,683                     60,161     2,252
                                                 ======      =====                     ======     =====

Total interest-bearing liabilities               54,084                  4.96%         45,308                 4.97%
                                                 ======                                ======
Net interest income                                          4,145                                3,422
                                                             ======                               ======
Net interest spread                                                      5.19%                                5.26%
                                                                         ====                                 ====
Net yield on average interest-earning assets                             6.16%                                6.17%
                                                                         ====                                 ====

(1) Average balances were determined using the daily average balances during the year for each category.
(2) Average loans include nonaccrual loans and are stated net of unearned income.
(3) Interest and fees on loans includes $669,192 and $537,491 of loan fee income for the years ended December 31, 1996 and 1995, respectively. There was no significant amount of interest income recognized during 1996 or 1995 on nonaccrual loans.
(4) Yields on nontaxable securities have not been computed on a tax equivalent basis.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the year indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to
(1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                    1995 to 1996
                                                 Increase (decrease)
                                                   due to change in
                                                    Rate      Volume     Total
                                                    ----      ------     -----
                                                        (Dollars in Thousands)
  Income from interest-earning assets:
     Interest and fees on loans                   $   (90)    $ 1,203   $ 1,113
     Interest on taxable securities                   (22)        (25)      (47)
     Interest on nontaxable securities                 (2)         45        43
     Interest on interest bearing deposits            (14)         59        45
                                                     -----      -----     -----
        Total interest income                      $  (128)    $ 1,282   $ 1,154
                                                     -----      -----     -----
  Expense from interest-bearing liabilities:
     Interest on interest-bearing
        demand and savings deposits               $   (77)    $    51   $   (26)
     Interest on time deposits                         49         384       433
     Interest on other borrowings                     (23)         47        24
                                                     -----      -----     -----
        Total interest expense                    $   (51)    $   482   $   431
                                                     -----      -----     -----
             Net interest income                  $   (77)    $   800   $   723
                                                     =====      =====     =====


                             INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of investment securities at the dates indicated are summarized as follows:

                                                                                                    December 31,
                                                                                                1996            1995
                                                                                               (Dollars in Thousands)
        U.S. Treasury and other U.S. Government agencies and corporations                    $  9,248        $  8,773
        Municipal securities                                                                    2,581           1,438
        Mortgage-backed securities                                                              1,708           2,023
        Equity securities (3)                                                                     992             272
                                                                                             --------        --------
                                                                                             $ 14,529        $ 12,506
                                                                                             ========        ========

Maturities

The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years,
(3) after five years through ten years and (4) after ten years.

                                                        After one year   After five years
                                 One year or less    through five years  through ten years    After ten years          Total
                                 Amount   Yield(1)    Amount   Yield(1) Amount     Yield(1)  Amount    Yield(1)   Amount   Yield(1)
U.S. Treasury and
  other U.S. Government
  agencies and corporations     $ 1,102   5.90%      $ 7,644   5.43%    $  502     7.05%    $    --      --     $ 9,248     5.57%

Municipal securities(2)             487   6.69         1,604   4.47        287     5.36         203    5.60       2,581     5.08

Mortgage-backed securities           --     --           625   5.00        130     6.00         953    6.94       1,708     6.16
                                ------------------------------------------------------------------------------------------------
                                $ 1,589   6.14%      $ 9,873   5.25%    $  919     6.37%    $ 1,156    6.70%    $13,537     5.55%

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

(2) Yields on municipal securities have not been computed on a tax equivalent basis.

(3) Equity securities have not been included in the above maturity analysis because they have no contractual maturity.

                                LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                            December 31,
                                                         1996          1995
                                                       (Dollars in Thousands)
        Commercial, financial and agricultural        $  9,404      $  7,363
        Real estate-construction                        12,576         7,128
        Real estate-mortgage                            25,240        21,011
        Consumer instalment and other                    7,216         6,621
                                                      --------      --------
                                                        54,436        42,123
        Allowance for loan losses                         (914)         (705)
                                                      --------      --------
                        Net loans                     $ 53,522      $ 41,418
                                                      ========      ========


Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years. The disclosure of loans by the required categories, commercial, financial, agricultural and real estate - construction, is not available and would involve undue burden and expense to the Company. In making this determination, the Company has considered the estimated cost to compile the required information and its current and future electronic data processing capability.

                                                    (Dollars in Thousands)
        Maturity:
                One year or less                           $ 13,117
                After one year through five years            33,044
                After five years                              8,275
                                                           --------
                                                           $ 54,436
                                                           ========

The following table summarizes loans at December 31, 1996 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                   (Dollars in Thousands)

                Predetermined interest rates                $ 17,439
                Floating or adjustable interest rates         23,880
                                                            --------
                                                            $ 41,319
                                                            ========


Risk Elements

Information with respect to nonaccrual, past due and restructured loans at December 31, 1996 and 1995 is as follows:

                                                                        December 31,
                                                                    1996           1995
                                                                  (Dollars in Thousands)
    Nonaccrual loans                                              $  --          $    3
    Loans contractually past due ninety days or more
      as to interest or principal payments and still accruing        80             172
    Restructured loans                                               --              --
    Loans, now current about which there are serious
      doubts as to the ability of the borrower to comply
      with loan repayment terms                                      --              --
    Interest income that would have been recorded on
      nonaccrual and restructured loans under original terms         --               1
    Interest income that was recorded on nonaccrual and
      restructured loans                                             --              --


It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) the asset is maintained on a cash basis because of deterioration in the financial condition of the borrower, (2) the full repayment of principal and interest is not expected and (3) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                        SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the reserve for possible loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the reserve which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.


                                                      Years Ended December 31,
                                                        1996            1995
                                                       (Dollars in Thousands)
        Average amount of loans outstanding          $  49,598       $  39,456
                                                        ======          ======
        Balance of allowance for loan losses
                at beginning of period               $     705       $     588
                                                        ------          ------
        Loans charged off
                Commercial, financial and
                  agricultural                       $      (6)      $      (5)
                Instalment                                 (81)           (131)
                                                        ------          ------
                                                     $     (87)      $    (136)
                                                        ------          ------
        Loans recovered
                Commercial, financial and
                  agricultural                       $      23       $      22
                Real estate mortgage                         6               5
                Instalment                                  51              34
                                                        ------          ------
                                                     $      80       $      61
                                                        ------          ------
        Net charge-offs                              $      (7)      $     (75)
                                                        ------          ------
        Additions to allowance charged to
           operating expense during period           $     216       $     192
                                                        ------          ------
        Balance of allowance for loan losses
           at end of period                          $     914       $     705
                                                        ======          ======
        Ratio of net loans charged off during the
           period to average loans outstanding            0.01%           0.19%
                                                        ======          ======

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

As of December 31, 1996 and 1995, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans as of the indicated dates is as follows:


                                  December 31, 1996         December 31, 1995
                                 Percent of loans in       Percent of loans in
                                    each category             each category
                               Amount  to total loans     Amount  to total loans
                                           (Dollars in Thousands)
Commercial, financial and
   agricultural               $  366      17.28%        $  283       17.48%
Real estate - construction       137      23.10            102       16.92
Real estate - mortgage           311      46.36            241       49.88
Consumer instalment and other    100      13.26             79       15.72
                                 ---     ------            ---      ------
                              $  914     100.00%        $  705      100.00%
                                 ===     ======            ===      ======

                                   DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. (1)

                                                    Year Ended December 31,
                                                    1996               1995
                                              Amount  Percent    Amount  Percent
                                                    (Dollars in Thousands)
     Noninterest-bearing demand deposits     $ 10,594      --%   $ 8,288    --%
     Interest-bearing demand deposits
       & savings                                19,333   3.04     17,770  3.46
     Time deposits                              31,607   6.17     25,364  5.98
                                                ------            ------
            Total deposits                    $ 61,534          $ 51,422
                                                ======            ======

(1) Average balances were determined using the daily average balances during the year for each category.

The amounts of time deposits issued in amounts of $100,000 or more as of December 31, 1996 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months,
(3) over six  through twelve months and (4) over twelve months.

                                          (Dollars in Thousands)
     Three months or less                       $  2,113
     Over three through six months                 2,770
     Over six months through twelve months         2,053
     Over twelve months                            2,017
                                                  ------
            Total                               $  8,953
                                                  ======

                   RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the years indicated is presented below.

                                    Year Ended December 31,
                                     1996            1995
     Return on assets (1)            1.71%           1.65%
     Return on equity (2)           19.91           19.07
     Dividend payout ratio (3)      10.07           --
     Equity to assets ratio (4)      8.58            8.66

(1)    Net income divided by average total assets.
(2)    Net income divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)    Average equity divided by average total assets.

ITEM 7.   FINANCIAL STATEMENTS.

            [Financial Statements begin on next page]

                        -------------------------------
                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 1996
                        -------------------------------

                        FIRST COMMUNITY BANCORP, INC.
                               AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                              DECEMBER 31, 1996


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
INDEPENDENT AUDITOR'S REPORT.................................................  1

FINANCIAL STATEMENTS

   Consolidated balance sheets...............................................  2
   Consolidated statements of income.........................................  3
   Consolidated statements of stockholders' equity...........................  4
   Consolidated statements of cash flows...............................  5 and 6
   Notes to consolidated financial statements.............................  7-28

                         INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------


To the Board of Directors
First Community Bancorp, Inc.
  and Subsidiary
Cartersville, Georgia


                We have audited the accompanying consolidated balance sheets of the First Community Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                     /s/ Mauldin & Jenkins, LLC


Atlanta, Georgia
February 13, 1997

                        FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

================================================================================

                                   Assets                                    1996                      1995
                                                                  -----------------------   -----------------------
Cash and due from banks                                           $            3,685,230    $            2,513,995
Interest-bearing deposits in banks                                             3,739,163                 4,706,593
Securities available-for-sale                                                 10,326,359                 5,807,889
Securities held-to-maturity, at cost (fair value of $4,154,118
    and $6,605,835)                                                            4,202,450                 6,698,457

Loans                                                                         54,436,430                42,123,639
Less allowance for loan losses                                                   914,266                   705,473
                                                                  -----------------------   -----------------------
          Loans, net                                                          53,522,164                41,418,166

Premises and equipment                                                         1,778,201                 1,745,032
Other assets                                                                   1,967,631                 1,787,857
                                                                  -----------------------   -----------------------

          Total assets                                            $           79,221,198    $           64,677,989
                                                                  =======================   =======================

                    Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand                                    $           12,609,298    $            8,431,497
    Interest-bearing demand                                                   14,545,120                14,975,634
    Savings                                                                    4,355,535                 3,903,015
    Time, $100,000 and over                                                    8,952,875                 6,140,390
    Other time                                                                24,910,718                22,403,600
                                                                  -----------------------   -----------------------
          Total deposits                                                      65,373,546                55,854,136
Other borrowings                                                               5,348,450                 1,405,250
Other liabilities                                                              1,610,464                 1,644,116
                                                                  -----------------------   -----------------------
          Total liabilities                                                   72,332,460                58,903,502
                                                                  -----------------------   -----------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $1; 10,000,000 shares authorized;
       415,103 issued and outstanding                                            415,103                   415,103
    Capital surplus                                                            3,627,104                 3,627,104
    Retained earnings                                                          2,848,956                 1,735,949
    Unrealized losses on securities available-for-sale,
        net of tax                                                                (2,425)                   (3,669)
                                                                  -----------------------   -----------------------
          Total stockholders' equity                                           6,888,738                 5,774,487
                                                                  -----------------------   -----------------------

          Total liabilities and stockholders' equity              $           79,221,198    $           64,677,989
                                                                  =======================   =======================

See Notes to Consolidated Financial Statements.

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

===============================================================================

                                                                                           1996                     1995
                                                                                    -------------------    -------------------
Interest income
    Loans                                                                           $        5,895,861     $        4,782,992
    Taxable securities                                                                         696,228                741,076
    Nontaxable securities                                                                       73,304                 31,275
    Deposits in banks                                                                          162,350                116,542
    Federal funds sold                                                                               -                  2,166
                                                                                    -------------------    -------------------
          Total interest income                                                              6,827,743              5,674,051
                                                                                    -------------------    -------------------
Interest expense
    Deposits                                                                                 2,537,622              2,130,375
    Federal funds purchased                                                                        889                  5,457
    Other borrowings                                                                           144,044                116,272
                                                                                    -------------------    -------------------
          Total interest expense                                                             2,682,555              2,252,104
                                                                                    -------------------    -------------------
          Net interest income                                                                4,145,188              3,421,947
Provision for loan losses                                                                      216,000                192,000
                                                                                    -------------------    -------------------
          Net interest income after provision for loan losses                                3,929,188              3,229,947
                                                                                    -------------------    -------------------
Other income
    Service charges on deposit accounts                                                        473,412                447,835
    Other service charges and fees                                                             165,571                102,627
    Gains on sale of loans                                                                           -                 65,042
                                                                                    -------------------    -------------------
          Total other income                                                                   638,983                615,504
                                                                                    -------------------    -------------------
Other expenses
    Salaries and employee benefits                                                           1,452,141              1,173,502
    Equipment and occupancy expenses                                                           411,730                395,155
    Other operating expenses                                                                   802,660                743,496
                                                                                    -------------------    -------------------
          Total other expenses                                                               2,666,531              2,312,153
                                                                                    -------------------    -------------------
          Income before income taxes                                                         1,901,640              1,533,298

Income tax expense                                                                             664,102                539,933
                                                                                    -------------------    -------------------
          Net income                                                                $        1,237,538     $          993,365
                                                                                    ===================    ===================
Net income per share of common stock                                                $             2.98     $             2.39
                                                                                    ===================    ===================
Weighted average shares outstanding                                                            415,103                415,103
                                                                                    ===================    ===================

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                                                 Unrealized
                                                                                                 Losses on
                                                                                                 Securities
                                      Common Stock                                               Available-          Total
                               ---------------------------     Capital          Retained         for -Sale,      Stockholders'
                                 Shares       Par Value        Surplus          Earnings         Net of Tax         Equity
                               -----------  -------------- ----------------  ----------------  ---------------  ----------------
Balance, December 31, 1994        415,103   $     415,103  $     3,627,104   $       742,584   $     (112,255)  $     4,672,536
    Net income                          -               -                -           993,365                -           993,365
    Net change in unrealized
        losses on securities
        available-for-sale,
       net of tax                       -               -                -                 -          108,586           108,586
                               -----------  -------------- ----------------  ----------------  ---------------  ----------------
Balance, December 31, 1995        415,103         415,103        3,627,104         1,735,949           (3,669)        5,774,487
    Net income                          -               -                -         1,237,538                -         1,237,538
    Cash dividends declared,
        $.30 per share                  -               -                -          (124,531)               -          (124,531)
    Net change in unrealized
        losses on securities
        available-for-sale,
        net of tax                      -               -                -                 -            1,244             1,244
                               -----------  -------------- ----------------  ----------------  ---------------  ----------------
Balance, December 31, 1996        415,103   $     415,103  $     3,627,104   $     2,848,956   $       (2,425)  $     6,888,738
                               ===========  ============== ================  ================  ===============  ================

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                             1996                      1995
                                                                     ---------------------    -------------------
OPERATING ACTIVITIES
    Net income                                                       $          1,237,538     $          993,365
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                              216,494                227,060
        Provision for loan losses                                                 216,000                192,000
        Deferred  income taxes                                                    (86,472)               (54,769)
        Gain on sale of loans                                                           -                (65,042)
        Increase in interest receivable                                           (38,741)               (80,450)
        Increase in interest payable                                              198,233                119,275
        Increase (decrease) in income taxes payable                              (295,087)               337,581
        Other operating activities                                                  7,911                 80,722
                                                                     ---------------------    -------------------

          Net cash provided by operating activities                             1,455,876              1,749,742
                                                                     ---------------------    -------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                 (7,024,930)            (2,818,627)
    Proceeds from maturities of securities available-for-sale                   2,508,434              4,156,626
    Purchases of securities held-to-maturity                                     (203,546)                     -
    Proceeds from maturities of securities held-to-maturity                     2,699,553                499,176
    Proceeds from sale of loans                                                         -              1,844,032
    Net (increase) decrease in interest-bearing deposits in banks                 967,430               (459,483)
    Net increase in loans                                                     (12,319,998)            (8,983,719)
    Purchase of premises and equipment                                           (249,663)              (142,992)
    Purchase of life insurance policies                                                 -               (935,000)
                                                                     ---------------------    -------------------

          Net cash used in investing activities                               (13,622,720)            (6,839,987)
                                                                     ---------------------    -------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                    9,519,410              5,118,757
    Proceeds from other borrowings                                              4,000,000                555,250
    Repayment of other borrowings                                                 (56,800)                     -
    Dividends paid                                                               (124,531)              (103,776)
                                                                     ---------------------    -------------------

          Net cash provided by financing activities                            13,338,079              5,570,231
                                                                     ---------------------    -------------------

                        FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995


================================================================================

                                                                   1996                   1995
                                                           ------------------     ------------------
Net increase in cash and due from banks                    $        1,171,235     $          479,986

Cash and due from banks at beginning of year                        2,513,995              2,034,009
                                                           -------------------    -------------------

Cash and due from banks at end of year                     $        3,685,230     $        2,513,995
                                                           ===================    ===================

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                           $        2,484,322     $        2,132,829

        Income taxes                                       $        1,045,661     $          257,121

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale      $           (1,974)    $         (172,359)


See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business

          First Community Bancorp, Inc. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, First Community Bank & Trust, (the Bank). The Bank is a commercial bank located in Cartersville, Bartow County, Georgia with one branch located in Adairsville, Georgia. The Bank provides a full range of banking services in its primary market area of Bartow County and surrounding counties.

        Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

          The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

        Cash and Due from Banks

          Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

          The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Securities

          Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax. Equity securities without a readily determinable fair value are carried at cost.

          Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

        Loans

          Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

          Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Loan origination fees and costs incurred for other loans are deferred and recognized as income over the life of the loan. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for all loan fees and costs in accordance with generally accepted accounting principles.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans (Continued)

          The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

          The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

          A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

        Sale of Loans

          The Company originates and sells participations in certain loans. The amount of gain on the sale of a specific loan is equal to the percentage resulting from determining the fair value of the portion of the loan sold relative to the fair value of the entire loan. Any material gain is deferred and amortized into income over the term of the loan. Losses are recognized at the time the loan is identified as held for sale and the loan's carrying value exceeds its fair value.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Premises and Equipment

          Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

        Income Taxes

          Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

          Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

          The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

        Earnings Per Common Share

          Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2. SECURITIES

        The amortized cost and fair value of securities are summarized as follows:

                                                                      Gross                Gross
                                                 Amortized          Unrealized           Unrealized             Fair
                                                   Cost                Gains               Losses              Value
                                                -----------         -----------          -----------        -----------
Securities Available-for-Sale
  December 31, 1996:
   U. S. Government and agency
     securities                                 $ 5,445,927         $    18,416          $  (15,276)        $ 5,449,067
   State and municipal securities                 2,167,026              10,319                (308)          2,177,037
   Mortgage-backed securities                     1,725,188                 556             (17,557)          1,708,187
   Equity securities                                992,068                  -                   -              992,068
                                                -----------         -----------          ----------         -----------
                                                $10,330,209         $    29,291          $  (33,141)        $10,326,359
                                                ===========         ===========          ==========         ===========

  December 31, 1995:
   U. S. Government and agency
     securities                                 $ 2,248,324         $    26,213          $       -          $ 2,274,537
   State and municipal securities                 1,228,259              10,937              (1,495)          1,237,701
   Mortgage-backed securities                     2,064,730                  -              (41,479)          2,023,251
   Equity securities                                272,400                  -                   -              272,400
                                                -----------         -----------          ----------         -----------
                                                $ 5,813,713         $    37,150          $  (42,974)        $ 5,807,889
                                                ===========         ===========          ==========         ===========

Securities Held-to-Maturity
  December 31, 1996:
   U. S. Government and agency
     securities                                 $ 3,798,988         $        -           $  (45,787)        $ 3,753,201
   State and municipal securities                   403,462                  -               (2,545)            400,917
                                                -----------         -----------          ----------         -----------
                                                $ 4,202,450         $        -           $  (48,332)        $ 4,154,118
                                                ===========         ===========          ==========         ===========

  December 31, 1995:
   U. S.  Government and agency
     securities                                 $ 6,498,503         $     3,995          $  (93,803)        $ 6,408,695
   State and municipal securities                   199,954                  -               (2,814)            197,140
                                                 -----------         -----------          ----------         -----------
                                                $ 6,698,457         $     3,995          $  (96,617)        $ 6,605,835
                                                ===========         ===========          ==========         ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2. SECURITIES (Continued)

        The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following maturity summary.

                                           Securities  Available-for-Sale       Securities Held-to-Maturity
                                           ------------------------------       ---------------------------
                                             Amortized           Fair             Amortized         Fair
                                               Cost             Value               Cost           Value
                                           ------------      ------------       ------------     ----------
        Due in one year or less             $ 1,490,950      $ 1,489,150         $   99,983      $   99,803
        Due from one year to five years       5,326,017        5,348,209          3,898,988       3,853,201
        Due from five to ten years              795,986          788,745                 -               -
        Due after ten years                          -                -             203,479         201,114
        Mortgage-backed securities            1,725,188        1,708,187                 -               -
        Equity securities                       992,068          992,068                 -               -
                                            -----------      -----------         ----------      ----------
                                            $10,330,209      $10,326,359         $4,202,450      $4,154,118
                                            ===========      ===========         ==========      ==========

        Securities with a carrying value of $4,408,000 and $3,961,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.


NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The composition of loans is summarized as follows:

                                                           December 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
        Commercial, financial, and agricultural     $ 9,404,000   $ 7,363,000
        Real estate - construction                   12,576,000     7,128,000
        Real estate - mortgage                       25,374,000    21,154,000
        Consumer instalment and other                 7,215,989     6,620,919
                                                    -----------   -----------
                                                     54,569,989    42,265,919
        Unearned income                                (133,559)     (142,280)
        Allowance for loan losses                      (914,266)     (705,473)
                                                    -----------   -----------
        Loans, net                                  $53,522,164   $41,418,166
                                                    ===========   ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

         Changes in the allowance for loan losses are as follows:


                                                                    December 31,
                                                            ----------------------------
                                                               1996              1995
                                                            ---------          ---------
        Balance, beginning of year                          $ 705,473          $ 587,874
            Provision for loan losses                         216,000            192,000
            Loans charged off                                 (87,385)          (135,992)
            Recoveries of loans previously charged off         80,178             61,591
                                                            ---------           --------
        Balance, end of year                                $ 914,266          $ 705,473
                                                            =========          =========

There were no material amounts of loans considered to be impaired as defined by Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" as of December 31, 1996 and 1995.

The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Bank. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1996 are as follows:

        Balance, beginning of year                                            $ 1,738,393
            Advances                                                            1,926,565
            Repayments                                                         (2,258,440)
                                                                              ------------
        Balance, end of year                                                  $ 1,406,518
                                                                              ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                  December 31,
                                                                           ----------------------------
                                                                             1996               1995
                                                                           -----------       ----------
        Land                                                               $  393,035       $  393,035
        Buildings                                                           1,124,885        1,123,084
        Equipment                                                           1,254,941        1,093,650
        Construction and equipment installation in progress
           (estimated cost to complete, $184,000)                              86,571               --
                                                                            ---------        ---------
                                                                            2,859,432        2,609,769
        Accumulated depreciation                                            1,081,231          864,737
                                                                           ----------       ----------
                                                                           $1,778,201       $1,745,032
                                                                           ==========       ==========




NOTE 5.  OTHER BORROWINGS

         Other borrowings consisted of the following Federal Home Loan Bank advances:

                                                                                                December 31,
                                                                                         --------------------------
                                                                                         1996                  1995
                                                                                         --------------------------

        5.53% interest only, payable monthly, principal due in 1998.                      $  850,000      $  850,000
        Noninterest-bearing, payable quarterly in instalments of
          $4,250.  This advance bears no interest due to the Bank
          qualifying under the FHLB Affordable Housing Program.                              140,250         157,250
        6.28% interest and principal payable semiannually.                                   358,200         398,000
          Principal due in instalments of $19,900.
        Variable rate interest only, payable monthly, principal                            4,000,000              --
          due September 1997.  Interest is adjusted  daily based
          upon the overnight deposit rate of the FHLB plus .25%
                                                                                          ----------      ----------
          (6.95% at December 31, 1996).                                                   $5,348,450      $1,405,250
                                                                                          ==========      ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.  OTHER BORROWINGS (Continued)

         The Company's advances from the Federal Home Loan Bank are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Company's stock in the Federal Home Loan Bank of Atlanta with a combined balance of $7,961,000 at December 31, 1996.

         Advances at December 31, 1996 have maturities in future years as follows:

         Year Ending December 31,                                              Amount
         ------------------------                                              ------

           1997                                                             $4,056,800
           1998                                                                906,800
           1999                                                                 56,800
           2000                                                                 56,800
           2001                                                                 56,800
           Later years                                                         214,450
                                                                            ----------
                                                                            $5,348,450
                                                                            ==========



NOTE 6.  EMPLOYEE BENEFITS

         The Company has adopted a 401(k) retirement plan and it is available to all employees subject to certain age and minimum service requirements. The Company's contribution to the plan for the years ended December 31, 1996 and 1995 was $35,575 and $18,373, respectively.

         The Company has deferred compensation agreements with its directors providing for future monthly periodic payments which commence at the retirement of the directors. At December 31, 1996 and 1995, $12,114 and $0, respectively, had been accrued under these agreements.

         The Company is also the owner and beneficiary of life insurance policies on the lives of its directors. The Company intends to use these policies to fund the directors' deferred compensation described above. The carrying value of the policies was $955,671 and $936,172 at December 31, 1996 and 1995, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  EMPLOYEE BENEFITS (Continued)

         Common stock options:

         The Company has reserved 20,000 shares of common stock for issuance to key employees under a qualified stock option plan. Options are granted at prices equal to or greater than the fair market value of the shares at the date of grant, and are exercisable at a rate of 20% per year beginning with the initial grant date. The options expire seven years from the date of grant. 4,250 options have been granted under this plan at December 31, 1996.

         The Company has also granted stock options to certain senior officers of the Company under employment agreements. The agreements provide for the officers to purchase up to 8,302 shares of common stock. The exercise price is based on the book value of the shares at the date of grant. The options may be exercised at any time until they expire in 1997 and 1998.


                                                                                     December 31,
                                                         -----------------------------------------------------------
                                                                  1996                                  1995
                                                         -----------------------------------------------------------
                                                                           Weighted-                        Weighted-
                                                                           average                           average
                                                                           Exercise                          Exercise
                                                           Number           Price              Number         Price
                                                         ----------     -------------         ----------    ------------
        Under option, beginning of year                      12,852            $10.41             10,852          $ 9.36
          Granted                                               --                 --              2,000           16.13
          Exercised                                             --                 --                 --              --
          Terminated                                           (300)            14.32                 --              --
                                                             ------                               ------
        Under option, end of year                            12,552             10.32             12,852           10.41
                                                             ======                               ======
        Exercisable, end of year                             10,482              9.51              9,722            9.14
                                                             ======                               ======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  EMPLOYEE BENEFITS (Continued)

                                                                                                 Weighted-
                                                                                                  average
                                                                                   Weighted-     Remaining
                                                                                    average     Contractual
                                                                 Range of          Exercise       Life in
                                              Number              Prices             Price         Years
                                             -------           ------------       ----------    -----------
        Under Option, End of Year              8,302           $ 8.04 - 8.75       $  8.40             2
                                               2,400                12.50            12.50             5
                                               1,850                16.13            16.13             6
                                              ------
                                              12,552
                                              ======

        Options Exercisable, End of Year       8,302           $ 8.04 - 8.75       $ 8.40              2
                                               1,440                12.50           12.50              5
                                                 740                16.13           16.13              6
                                              ------
                                              10,482
                                              ======



         As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1996 and 1995. If the Company had recognized compensation cost in accordance with SFAS No. 123, the effect on net income and earnings per share would not be material.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  INCOME TAXES

         The components of income tax expense are as follows:

                                          December 31,
                                   --------------------------
                                    1996                1995
                                   -------             ------
        Current                    $750,574            $594,702
        Deferred                    (86,472)            (54,769)
                                   --------            --------
          Income tax expense       $664,102            $539,933
                                   ========            ========


         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:


                                                                      December 31,
                                             -------------------------------------------------------------
                                                          1996                           1995
                                             -------------------------------------------------------------
                                                Amount          Percent           Amount          Percent
                                             -----------       ---------        ---------        ---------
        Income taxes at statutory rate        $ 646,557           34%           $ 521,321           34%
          Tax-exempt interest                   (24,923)          (1)             (10,634)          (1)
          State income taxes                     40,218            2               24,255            2
          Other items, net                        2,250            _                4,991            -
                                               --------           ---            --------           ---
        Income tax expense                     $664,102           35%            $539,933           35%
                                               ========           ===            ========           ===

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  INCOME TAXES (Continued)

         The components of deferred income taxes are as follows:

                                                 December 31,
                                           -------------------------
                                            1996              1995
                                           --------         --------
        Deferred tax assets:
          Loan loss reserves               $311,892         $235,472
          Deferred loan fees                 45,923           44,049
          Directors fees                      8,666                -
          Securities available-for-sale       1,424            2,155
                                           --------         --------
                                            367,905          281,676
                                           --------         --------

        Deferred tax liabilities:
          Depreciation                       38,895           38,408
          Other                               2,794            2,793
                                           --------         --------
                                             41,689           41,201
                                           --------         --------

        Net deferred tax assets            $326,216         $240,475
                                           ========         ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 8.   COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                 December 31,
                                        ------------------------------
                                            1996              1995
                                        ------------      ------------
        Commitments to extend credit    $  8,919,403      $  9,060,165
        Standby letters of credit            393,100           490,682
                                        $  9,312,503      $  9,550,847
                                        ============      ============

          Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, crops, marketable securities, accounts receivable, inventory, equipment, and personal property.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 8.   COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

          On September 9, 1996, the Company entered into a lease agreement for the lease of a operations facility under a noncancelable agreement which expires on August 30, 2001, with an option to renew for five successive periods of twelve months each. The lease requires the payment of normal maintenance utilities and insurance on the property.

          The total minimum rental commitment at December 31, 1996 is due as follows:

               During the year ending December 31:
               1997                                       $   31,200
               1998                                           31,200
               1999                                           31,200
               2000                                           31,200
               2001                                           20,800
                                                          ----------
                                                          $  145,600
                                                          ==========

          The total rental expense for the year ended December 31, 1996 was $10,400.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 9.   CONCENTRATIONS OF CREDIT

          The Company originates primarily commercial, residential, and consumer loans to customers in Bartow County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

          Seventy percent (70%) of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

          The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,400,000.

NOTE 10.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $623,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 10.  REGULATORY MATTERS (Continued)

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Bank meet all capital adequacy requirements to which they are subject.

          As of December 31, 1996 and 1995, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

          The Company and Bank's actual capital amounts and ratios as of December 31, 1996 are presented in the following table:

                                                                                                            To Be Well
                                                                                For Capital               Capitalized Under
                                                                                 Adequacy                 Prompt Corrective
                                                   Actual                        Purposes                 Action Provisions
                                        -------------------------        ----------------------      ---------------------------
                                            Amount        Ratio            Amount       Ratio          Amount            Ratio
                                        -------------    --------        -----------   --------      -----------       ---------
                                                                          (Dollars in Thousands)
                                        ----------------------------------------------------------------------------------------
          Total Capital
             (to Risk Weighted Assets):
             Consolidated               $    7,561       14.17%          $    4,269       8%         $    5,336           10%
             Bank                       $    7,546       14.15%          $    4,266       8%         $    5,333           10%
          Tier I Capital
             (to Risk Weighted Assets):
             Consolidated               $    6,891       12.92%          $    2,133       4%         $    3,200           6%
             Bank                       $    6,876       12.89%          $    2,134       4%         $    3,201           6%
          Tier I Capital
             (to Average Assets):
             Consolidated               $    6,891       8.79%           $    3,136       4%         $    3,920           5%
              Bank                      $    6,876       8.77%           $    3,136       4%         $    3,920           5%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 10.   REGULATORY MATTERS (Continued)

           The Company has a "Stock Repurchase Program" whereby the Company may purchase shares from the stockholders at a price of 1.1 times the book value per share of the Company as of the previous quarter end, up to an aggregate dollar limit of $100,000 during any one calendar year. Shares are purchased on a "first-come" basis until the $100,000 limit is reached or the end of the calendar year. No stock has been purchased under this program.


NOTE 11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

           The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

           The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

           Cash, Due From Banks, and Interest-bearing Deposits in Banks:

             The carrying amounts of cash, due from banks, and interest-bearing deposits in banks approximate their fair value.

           Available-For-Sale and Held-To-Maturity Securities:

             Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 11.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

           Loans:

             For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

           Deposits:

             The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

           Other Borrowings:

             The fair values of the Company's other borrowings are estimated using discounted cash flow methods based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

           Accrued Interest:

             The carrying amounts of accrued interest approximate their fair values.

           Off-Balance-Sheet Instruments:

             Fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 11.        FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                Off-Balance-Sheet Instruments: (Continued)

                  The estimated fair values of the Company's financial instruments were as follows:

                                                December 31, 1996                    December 31, 1995
                                          --------------------------------    ---------------------------------
                                              Carrying             Fair           Carrying             Fair
                                               Amount             Value            Amount              Value
                                          ----------------    -------------   ---------------    ---------------
        Financial assets:
        Cash, due from banks
        and interest-bearing deposits
        in banks                               $ 7,424,393      $ 7,424,393       $ 7,220,588       $  7,220,588
        Securities available-for-sale           10,326,359       10,326,359         5,807,889          5,807,889
        Securities held-to-maturity              4,202,450        4,154,118         6,698,457          6,605,835
        Loans                                   53,522,164       55,190,506        41,418,166         41,653,776
        Accrued interest receivable                563,320          563,320           524,579            524,579

        Financial liabilities:
        Deposits                                65,373,546       65,676,561        55,854,136         55,885,764
        Other borrowings                         5,348,450        5,348,450         1,405,250          1,385,019
            Accrued interest payable             1,366,219        1,366,219         1,167,986          1,167,986


NOTE 12.   SUPPLEMENTAL FINANCIAL DATA

           Components of other operating expenses in excess of 1% of income are as follows:

                                                 December 31,
                                    --------------------------------------
                                         1996                    1995
                                    ----------------    ------------------
        Stationery and supplies     $   126,228              $    122,424
        Other service fees               75,227                   43,652

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 13.   PARENT COMPANY FINANCIAL INFORMATION

           The following information presents the condensed balance sheets, statements of income, and cash flows of First Community Bancorp, Inc. as of and for the years ended December 31, 1996 and 1995:

                      CONDENSED BALANCE SHEETS


                                                       1996            1995
                                                   -----------     -----------
        Assets
        Cash                                       $     9,983     $     3,556
        Investment in subsidiary                     6,873,693       5,765,974
        Other assets                                     5,062           4,957
                                                   -----------     -----------
        Total assets                               $ 6,888,738     $ 5,774,487
                                                   ===========     ===========
        Stockholders' equity                       $ 6,888,738     $ 5,774,487
                                                   ===========     ===========

                      CONDENSED STATEMENTS OF INCOME

                                                       1996            1995
                                                   -----------     -----------

        Income, dividends from subsidiary          $   139,531     $         -

        Expense, other                                  13,530          13,135
                                                   -----------     -----------
          Income (loss) before income tax
           benefits and equity in undistributed
           income of subsidiary                        126,001         (13,135)

        Income tax benefits                             (5,062)         (4,957)
                                                   -----------     -----------
          Income (loss) before equity in
           undistributed income of subsidiary          131,063          (8,178)

        Equity in undistributed income of
          subsidiary                                 1,106,475       1,001,543
                                                   -----------     -----------
          Net income                               $ 1,237,538      $  993,365
                                                   ===========     ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 13.   PARENT COMPANY FINANCIAL INFORMATION (Continued)

              CONDENSED STATEMENTS OF CASH FLOWS


                                                       1996            1995
                                                   -----------     -----------
        OPERATING ACTIVITIES
        Net income                                 $ 1,237,538     $   993,365
        Adjustments to reconcile net income
          to net cash provided by operating
          activities:
          Undistributed income of subsidiary        (1,106,475)     (1,001,543)
          Other operating activities                      (105)         (4,266)
                                                   -----------     -----------
            Net cash provided by (used in)
              operating activities                     130,958         (12,444)
                                                   -----------     -----------
        FINANCING ACTIVITIES
          Dividends paid                              (124,531)       (103,776)
                                                   -----------     -----------
            Net cash used in financing activities     (124,531)       (103,776)
                                                   -----------     -----------
        Net increase (decrease) in cash                  6,427        (116,220)

        Cash at beginning of year                        3,556         119,776
                                                   -----------     -----------
        Cash at end of year                        $     9,983     $     3,556
                                                   ===========     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY

         The Company did not have any changes in or disagreements with its principal independent accountant during the Company's two most recent fiscal years.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to the Company's Articles of Incorporation, its Board of Directors is divided into three classes: Class I, Class II, and Class III. The number of directors is set in the Company's Bylaws, which may be amended from time to time by the Board of Directors. Currently, the number of directors is
11. The current terms of the Class I directors expire in 1999; those of the Class II directors expire in 1997; and those of the Class III directors expire in 1998. If the number of directors is modified, any increase or decrease in directorships is apportioned among the classes so as to make all classes as nearly equal in number as possible.

         The table set forth below shows for each director nominee and each continuing director (a) his proposed or current class and term of office, (b) his name, (c) his age at December 31, 1996, (d) the year he was first elected as a director of the Company, (e) any positions held by him with the Company or the Bank other than as a director, and (f) his business experience for the past five years:

                          CLASS I - DIRECTOR NOMINEES

                         Current Term Expires in 1996
                         ----------------------------


                                         Year
                                         First        Positions with Company
Name                             Age     Elected      and Business Experience
----                             ---     --------     -----------------------
C. Gregory Culverhouse           41      1989         Company Loan Committee
                                                      Chairman; Attorney and
                                                      President Culverhouse &
                                                      Associates, P.C.

Jack Fournier                    59      1989         President and CEO,
                                                      Speedknit Corporation

Fareed Z. Kadum, M.D.            45      1989         Physician and CEO
                                                      Cartersville OB/GYN
                                                      Associates, P.C.

Michael L. McPherson             47      1992         Executive Vice-President
                                                      of the Company since
                                                      September 1990; Director,
                                                      Executive Vice-President,
                                                      and Senior Lending
                                                      Officer of the Bank since
                                                      September 1990


                        CLASS II - CONTINUING DIRECTORS

                         Current Term Expires in 1997

                                       Year
                                       First      Positions with Company
Name                         Age       Elected    and Business Experience
----                         ---      --------    -----------------------
Sammy L. Neal                47        1989       General Manager and Chief
                                                  Operating Officer,
                                                  Lanell's Motor Coach, Inc.
                                                  (charter service)

H. Boyd Pettit, III          44        1989       Chairman of the Board for
                                                  the Company for 1996,
                                                  Attorney

D. Arnold Tillman            35        1989       Physician


                       CLASS III - CONTINUING DIRECTORS
                         Current Term Expires in 1998
                         ----------------------------

                                      Year
                                      First       Positions with Company
Name                          Age     Elected     and Business Experience
----                          ---     --------    -----------------------

Terry N. Tumlin, D.M.D.       43      1989        Dentist

J. Steven Walraven            48      1989        President and Chief
                                                  Executive Officer of the
                                                  Company since 1989;
                                                  President and Chief
                                                  Executive Officer of the
                                                  Bank since 1988

L. Ross Whatley, III          44      1989        Physician

Earl Williamson, Jr.          53      1989        Certified Public
                                                  Accountant with
                                                  Williamson & Company
                                                  CPA's, P.C.

None of the directors hold directorships in other reporting companies.

         There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. The Company and the Bank do not separately compensate their directors. The directors are compensated for attending the monthly board meetings of the Bank and various other committee meetings.

                                   OFFICERS

         The following table sets forth for each officer of the Company (a) the person's name, (b) his/her age at December 31, 1995, (c) the year he/she was first elected as an officer of the Company and (d) his/her position with the Company and the Bank:

                                Year      Positions with the
                                First     Company and the Bank;
Name                     Age    Elected   Business Experience
----                     ---    -------   -------------------
J. Steven Walraven       48     1989      President and Chief
                                          Executive Officer of the
                                          Company since June 1989;
                                          President and Chief
                                          Executive Officer of the
                                          Bank since January 1988

Michael L. McPherson     47     1990      Executive Vice President
                                          of the Company since
                                          September 1990; Director,
                                          Executive Vice President,
                                          and Senior Lending
                                          Officer of the Bank since
                                          September 1990

Danny Dukes              37     1997      Vice-President, Chief
                                          Financial and Operations
                                          Officer, and Corporate
                                          Secretary of the Company
                                          since March 17, 1997;
                                          has previously served as
                                          an internal auditor,
                                          controller, and CFO for
                                          financial institutions

         During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer. A "legal proceeding" includes: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1996 and Form 5 and amendments thereto furnished to the Company during 1996, no person who, at any time during 1996, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1996 fiscal year or previously.

ITEM 10. EXECUTIVE COMPENSATION.

         The Company has not paid any remuneration to its officers and directors since its formation. It is not currently anticipated that the Company will pay any remuneration to its officers and directors. The Bank paid the following remuneration to its Chief Executive Officer.

                          SUMMARY COMPENSATION TABLE
       The following table sets forth compensation earned from the Bank in 1996, 1995 and 1994 by J. Steven Walraven.

                                                                     LONG-TERM COMPENSATION
                                                                AWARDS                  PAYOUTS
                                                               ---------------------------------

         (a)           (b)     (c)      (d)         (e)           (f)        (g)       (h)           (i)
     NAME AND                                  OTHER ANNUAL   RESTRICTED  OPTIONS     LTIP          OTHER
PRINCIPAL POSITION     YEAR   SALARY   BONUS   COMPENSATION  STOCK AWARDS   SARs     PAYOUTS     COMPENSATION
---------------------------------------------------------------------------------------------------------------

J. STEVEN WALRAVEN     1996   113,612  18,985       9,132
CEO/President
                       1995    89,016   8,902      19,738        ---         600/1/     ---           2

                       1994    80,548   4,317      12,635        ---         800        ---          ---
-----------------------------------------------------------------------------------------------------------------

------------

/1/ On May 15, 1994, the shareholders of the Company approved the 1994 Incentive Stock Option Plan (the "Plan). Under the Plan, up to 20,000 shares of common stock of the Company may be issued to key employees. The option price for the shares of common stock is equal to or greater than the fair market value of such shares on the date on which the option covering such shares is granted. The Plan became effective June 1, 1994 and continues in effect until May 31, 2004 unless earlier terminated. A copy of the Plan was incorporated into the Form 10-KSB for the 1994 fiscal year as
     Exhibit 10.2. On November 15, 1994, Mr. J. Steven Walraven, CEO/President of the Company, was granted an option for 800 shares of common stock of the Company under the Plan. The exercise price of these shares is $12.50 per share and the fair market value of these shares was $12.50 per share on the date of the grant based on the analysis of the trades during the year. The expiration date of these shares is November 15, 2001. On November 21, 1995, Mr. Walraven was again granted an option for 600 shares of common stock of the Company under the Plan. The exercise price of these shares is $16.13 per share and the fair market value of these shares was $13.44 per share on the date of the grant based on the analysis of the trades during the year. The expiration date of these shares is November 21, 2002.

/2/ During 1988, Mr. Walraven executed an Employment Agreement with the Bank for a term of three years, subject to renewal annually. Pursuant to this Agreement he was granted options for 4,151 shares of common stock in 1991 and 4,151 shares in 1990 at an exercise price of $8.75 and $8.04, respectively. These options granted in 1991 and 1990 expire June 18, 1998 and June 2, 1997, respectively.

         There were no grants to any executive officers, during the last completed fiscal year, of any stock options or stock appreciation rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Stock by Principal Stockholders

         On March 1, 1997 there were no persons who beneficially owned five percent (5%) or more of the outstanding shares of stock to the best information and knowledge of the Company.

         The following table sets forth the number of shares of stock beneficially owned by each director nominee and each continuing director of the Company and Officers as of March 1, 1996 and by all director nominees, continuing directors and officers of the Company as a group. Unless otherwise indicated, each person is the record owner of and has sole voting and investment powers over his shares.


Name of Nominee or                   Number of Shares       Percent
Director or Officer                  Beneficially Owned     of Class
-------------------                  ------------------     --------
C. Gregory Culverhouse                11,710                2.8

Jack Fournier                         17,012(1)             4.1

Fareed Z. Kadum, M.D.                 10,982(2)             2.6

Michael L. McPherson                   5,833(8)             1.4(a)
(1,100 Shares Subject to Option)

Sammy L. Neal                         13,904(3)             3.3

H. Boyd Pettit, III                    8,475                1.9

D. Arnold Tillman                      5,000                1.2

Terry N. Tumlin, D.M.D.               10,510(4)             2.5

J. Steven Walraven                     5,230(5)             3.5(a)
(9,702 Shares Subject to Option)
                                      17,009(6)             4.1
L. Ross Whatley, III, M.D.
                                       9,494(7)             2.3
Earl Williamson, Jr., C.P.A.

All Directors and
Principal Officers
as a Group (11 persons)              115,159                27.7


Footnotes
---------

(a) Mr. Walraven's and Mr. McPhersons's "Percent of Class" has been calculated assuming the exercise of all options exercisable by him within 60 days after March 31, 1996.

(1) Includes (a) 15,288 shares owned of record jointly by Mr. Fournier and his wife, as to which they share voting and investment powers, (b) 862 shares owned of record by Mr. Fournier and (c) 862 shares owned of record by Mr. Fournier's wife, as to which Mr. Fournier shares voting and investment powers.

(2) Includes (a) 7,821 shares owned of record by Dr. Kadum, (b) 461 shares owned of record by Kadum's wife, as to which Dr. Kadum shares voting and investment powers, (c) 700 shares owned of record by Dr. Kadum as trustee for his minor children and (d) 2,000 shares owned of record by Cartersville OB/GYN.

(3) Includes (1) 8,904 shares owned of record by Mr. Neal, (b) 5,000 shares owned of record by Mr. Neal's wife, as to which Mr. Neal shares voting and investment powers.

(4) Includes (a) 4,100 shares owned of record by Mr. Tumlin, (b) 6,000 shares owned of record by Terry N. Tumlin, D.M.D., P.C. Pension Trust Account, as to which Mr. Tumlin is the beneficial owner, and 3,410 shares owned of record by Terry N. Tumlin, D.M.D., P.C. Profit Sharing Plan Trust Account, as to which Mr. Tumlin is the beneficial owner.

(5) Includes (a) 4,950 shares owned of record by Mr. Walraven, (b) 170 shares owned of record by Mr. Walraven's wife, as to which Mr. Walraven shares voting and investment powers but as to which he disclaims beneficial ownership, (c) 10 shares owned of record by Mr. Walraven's minor children, as to which Mr. Walraven shares voting and investment powers, and (d) 100 shares owned of record by Mr. Walraven as custodian for his minor children, as in which Mr. Walraven has sole voting and investment powers but as to which he disclaims beneficial ownership. In addition, Mr. Walraven was granted options on June 7, 1990; June 18, 1991; November 15, 1994; and November 21, 1995, in the following respective amounts: 4,151; 4,151; 800; 600. The exercise prices on these options are, respectively, as follows: $8.75; $8.04; $12.50; $16.13. These options will expire, respectively, on the following dates: June 2, 1997; June 18, 1998; November 15, 2001; June 2, 2002.
         Altogether, Mr. Walraven may purchase 9,702 shares pursuant to the foregoing options.

(6) Includes (a) 8,143 shares owned of record by Dr. Whatley, (b) 8,700 shares owned of record by Cartersville Radiology Group P.C., Money Purchase Pension Plan, F.B.O. Lewis Ross Whatley,

         III, as to which Mr. Whatley is the beneficial owner and (c) 166 shares owned of record jointly by Mr. Whatley and his minor child, as to which Mr. Whatley shares voting and investment powers but disclaims beneficial ownership.

(7) Includes (a) 8,651 shares owned of record by Mr. Williamson, (b) 1,000 shares owned of record by Mr. Williamson jointly with Ronald G. Smith, as to which Mr. Williamson shares voting and investment powers, (c) 137 shares owned of record by Mr. Williamson as custodian for his minor child, as to which Mr. Williamson shares voting and investment powers,
         (d) 706 shares owned of record by Mr. Williamson's wife, as to which he shares voting and investment powers but disclaims beneficial ownership.

(8) Includes (a) 4,300 shares owned of record by Mr. McPherson, (b) 1333 shares owned of record jointly by Mr. McPherson, and his wife, as to which they share voting and investment powers, (c) 200 shares owned of record by Mr. McPherson's minor child, as to which Mr. McPherson shares voting and investment powers, but disclaims beneficial ownership. On November 15, 1994, Mr. McPherson was granted an option for 650 shares of common stock for the Company under the plan. The exercise price of these shares is $12.50 per share and the fair market value of the unexercised options as of December 31, 1994 was $12.50 per share based on the analysis of the trades during the year. The expiration date of these shares is November 15, 2001. On November 21, 1995, Mr. McPherson was again granted an option for 450 shares of common stock of the Company under the plan. The exercise price of these shares is $16.13 per share and the fair market value of these shares was $13.44 per share on the date of the grant based on the analysis of the trades during the year. The expiration date of these shares is November 21, 2002.

Change in Control
-----------------

         Management is not aware of any arrangement which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company's directors and officers and certain business organizations and individuals associated with them have been customers of and have had banking transactions with the Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons. The extensions of credit made by the Bank to the Company's directors and officers (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      (1)      The Consolidated Financial Statements listed in Item 8 of
                  Part II are filed as part of this report.

         (2) All financial statement schedules are omitted because the data is either not applicable or the required information is included within the consolidated financial statements or related notes thereto.

         (3)      Index to Exhibits.


                  Exhibit No.     Document
                  ----------      --------
                     3.1          Articles of Incorporation/1/

                     3.2          Bylaws, as amended as of March 3, 1990/1/

                    10.1          Employment Agreement, dated December 17,
                                  1987, between First Community Bank &
                                  Trust and J. Steven Walraven/2/

                    10.2          1994 Incentive Stock Option Plan (the
                                  "Plan") effective June 1, 1994 as
                                  approved by shareholders May  15, 1994/3/

                    22.0          Subsidiary of First Community Bancorp, Inc./1/

                    25.0          A Power of Attorney is set forth on the
                                  signature pages to this Form 10-KSB


(b) The Company did not file a Form 8-K during the fourth quarter of the 1996 fiscal year.

--------------------------------

1. Incorporated by reference to exhibit of same number in the Form 10-K for the year ended December 31, 1989 as filed with the Commission.

2. Incorporated by reference to exhibit of same number in the Registrant's Registration Statement No. 33-29979 as filed with the Commission.

3. Incorporated by reference to exhibit of same number in the Form 10-KSB for the year ended December 31, 1994 as filed with the Commission.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST COMMUNITY BANCORP, INC.

Date: March 25, 1997                          By: /s/ J. Steven Walraven
     ---------------------                       ------------------------------
                                                 President and
                                                 Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Steven Walraven and Michael L. McPherson, and each of them, his attorney-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendment to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                          Title                    Date
     ---------                          -----                    ----

/s/ J. Steven Walraven
--------------------------         President & CEO,           February 18, 1997
J. Steven Walraven                 Director (Principal
                                   Executive Officer)

/s/ Michael L. McPherson
--------------------------         Executive Vice             February 18, 1997
Michael L. McPherson               President, Chief
                                   Lending Officer &
                                   Director

/s/ C. Gregory Culverhouse
--------------------------         Director                   February 18, 1997
C. Gregory Culverhouse

/s/ Jack Fournier
--------------------------         Director                   February 18, 1997
Jack Fournier

/s/ Fareed Z. Kadum, M.D.
--------------------------         Director                   February 18, 1997
Fareed Z. Kadum, M.D.





     Signature                          Title                    Date
     ---------                          -----                    ----

/s/ Sammy L. Neal
--------------------------         Director                   February 18, 1997
Sammy L. Neal

/s/ H. Boyd Pettit, III
--------------------------         Chairman of the Board      February 18, 1997
H. Boyd Pettit, III


/s/ D. Arnold Tillman, Jr.
--------------------------         Director                   February 18, 1997
D. Arnold Tillman, Jr.


/s/ Terry N. Tumlin, D.M.D.
--------------------------         Director                   February 18, 1997
Terry N. Tumlin, D.M.D.


/s/ L. Ross Whately, III
--------------------------         Director                   February 18, 1997
L. Ross Whatley, III


/s/ Earl Williamson, Jr.
--------------------------         Director                   February 18, 1997
Earl Williamson, Jr.
