Form 10-Q
period 1997-03-31
FIRST COMMUNITY BANCORP INC /GA/
filed 1997-05-14
CIK 853467

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     March 31, 1997
                                                --------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from          to
                                         ---------   -----------

                        Commission File Number:  0-18527

                         First Community Bancorp, Inc.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                           58-1869700
     --------------------                                  -------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

              827 Joe Frank Harris Parkway, S.E. Cartersville, GA  30120
     ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (770) 382-1495
                     ------------------------------------
                          (Issuer's telephone number)

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

Yes    X       No
    ------        -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes        No
    ------    ------

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 1997: 423,364
                           -------------

Transitional Small Business Disclosure Format (Check One)  Yes      No   X
                                                               ----     ---

                         FIRST COMMUNITY BANCORP, INC
                                AND SUBSIDIARY



-------------------------------------------------------------------------------

                                     INDEX
                                     -----
                                                                    Page
                                                                    ----
PART I.   FINANCIAL INFORMATION

   Item 1.     Consolidated Balance Sheet - March 31, 1997.............3

     Consolidated Statements of Income - Three Months
      Ended March 31, 1997 and 1996....................................4

     Consolidated Statements of Cash Flows - Three Months
      Ended March 31, 1997 and 1997....................................5

     Note to Consolidated Financial Statements.........................6

   Item 2.     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...........................7-12

PART II.     OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K.......................13

     Signatures

ITEM 1.      FINANCIAL STATEMENTS

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                  (Unaudited)

Assets
------
Cash and due from banks                    $  3,239,047
Interest-bearing deposits in banks            4,604,959
Securities available for sale, at fair       11,211,226
 value
Securities held to maturity, at cost          4,202,452
 (fair value of $4,142,493)

Loans                                        58,196,277
Less allowance for loan losses                 (968,525)
                                           ------------

               Loans, net                    57,227,752

Premises and equipment, net                   1,901,562
Other assets                                  2,367,099
                                           ------------
Total Assets                               $ 84,754,097
                                           ============


Liabilities and Stockholders' Equity
----------------------------------------

Deposits
   Noninterest-bearing demand              $ 12,095,314
   Interest-bearing demand                   15,610,258
   Savings                                    4,640,937
   Time                                      35,960,491
                                           ------------

              Total deposits                 68,307,000
Other borrowings                              7,324,300
Other liabilities                             1,946,777
                                           ------------
               Total liabilities             77,177,057
                                           ------------


Commitments and contingent liabilities

Stockholders' equity
  Common stock, par value $1;
   10,000,000 shares authorized;
       423,364 issued and outstanding           423,364
  Capital surplus                             3,827,433
  Retained earnings                           2,948,869
  Unrealized losses on securities
   available for sale, net of taxes             (23,646)
                                           ------------
           Total stockholders' equity         7,174,631
                                           ------------
Total Liabilities and Stockholders'        $ 84,754,097
 Equity
                                           ============

See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)

                                           Three Months Ended
                                                March 31,
                                        ------------------------
                                             1997        1996
                                        ------------------------
Interest income
   Interest and fees on loans             $1,584,020  $1,252,460
   Interest on taxable securities            178,018     167,123
   Interest on nontaxable securities          24,999      16,714
   Interest on deposits in banks              41,471      71,452
                                        ------------------------
                                           1,828,508   1,507,749
                                        ------------------------

Interest expense
   Interest on deposits                      649,956     611,920
   Interest on other borrowings               75,644      17,428
                                        ------------------------
                                             725,644     629,348
                                        ------------------------

                Net interest income        1,102,907     878,401
Provision for loan losses                     75,000      54,000
                                        ------------------------

          Net interest income after
           provision for loan losses       1,027,907     824,401
                                        ------------------------


Other income
   Service charges on deposit accounts       118,334     104,162
   Gain on sale of loans                      38,822           0
   Other                                      67,709      94,712
                                        ------------------------
      Total other income                     224,865     198,874
                                        ------------------------

Other expense
    Salaries and employee benefits           443,620     366,421
    Equipment and occupancy expense          101,764      85,900
    Other operating expenses                 220,558     199,874
                                        ------------------------
       Total other expenses                  765,942     652,195
                                        ------------------------

                   Income before income      486,831     371,080
                    taxes
Applicable income taxes                      177,289     134,930
                                        ------------------------
                   Net income             $  309,542  $  236,150
                                        ========================


Per share of common stock
                   Net income                  $0.73       $0.56
                                        ========================
                   Dividends                       -       $0.29
                                        ========================

See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)


                                              1997          1996
                                        ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                             $   309,542   $   236,150
                                        ---------------------------

   Adjustments to reconcile net income
    to net cash
        provided by operating
         activities:
    Provision for loan losses                  75,000        54,000
    Depreciation                               56,222        60,742
    Amortization and accretion, net             6,516         7,316
    Gain on sale of loans                     (38,822)           --
    Decrease (Increase) in other assets      (387,304)       12,593
    Increase (decrease) in other
     liabilities                              335,276       182,069
                                        ---------------------------
               Total adjustments               46,888       316,720
                                        ---------------------------


                Net cash provided by
                 operating activities         356,430       552,870
                                        ---------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) Decrease in
     interest-bearing deposits in bank,
     net                                     (865,796)     (384,406)
    Proceeds from maturities of
     securities available for sale            632,437       567,727
    Purchases of securities available
     for sale                              (2,028,609)   (3,424,179)
    Proceeds from maturities of
     securities held for investment                --     1,000,000
    Proceeds from sale of securities
     available for sale                       471,400            --
    Proceeds from sale of loans               509,642            --
    Loans originated or acquired, net
     of collections                        (4,251,408)   (2,653,134)
    Purchase of premises and equipment       (179,583)      (37,616)
                                        ---------------------------
                 Net cash used in
                  investing activities     (5,711,917)   (4,931,608)
                                        ---------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in demand deposits and
     savings accounts, net                    836,556     2,550,598
    Increase in certificates of
     deposit, net of maturities             2,096,898     1,694,117
    Increase (decrease) from other
     borrowings, net                        1,975,850       (24,150)
                                        ---------------------------
                 Net cash provided by
                  financing activities      4,909,304     4,220,565
                                        ---------------------------



                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)


                                             1997         1996
                                        -------------------------
Net increase in cash and due from banks     (446,183)    (158,173)

Cash and due from banks at beginning of
 period                                    3,685,230    2,513,996
                                        -------------------------

Cash and due from banks at end of period  $3,239,047   $2,355,823
                                        =========================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the period for:
         Interest                         $  629,220   $  529,058
                                        =========================

         Income taxes                     $   43,677   $  340,168
                                        =========================



SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING ACTIVITIES
   Unrealized losses on securities
    available for sale                    $   23,646   $   34,428
                                        =========================


See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods.

          The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

NOTE 3    DECLARATION OF STOCK DIVIDEND

          The Board of Directors declared a 2% stock dividend on February 18, 1997 for shareholders of record as of March 1, 1997 to be paid on May 1, 1997. Common stock outstanding on the balance sheet to reflect this declaration and earnings and dividends per share have been retroactively restated.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following is a discussion of the Company's financial condition at March 31, 1997 compared to December 31, 1996 and the results of its operations for the three months ended March 31, 1997 compared to the three month period ended March 31, 1996. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Financial Condition
-------------------

                                                             Increase   (Decrease)
                                   March 31    December 31,  ---------------------
                                     1997         1996        Amount     Percent
                                --------------------------------------------------
Total Assets                      $84,754,097  $79,221,198  $5,532,899     6.98%

Loans                             $58,196,277  $54,436,430  $3,759,847     6.91%

Securities                        $15,413,678  $14,528,809  $  884,869     6.09%

Interest-bearing bank balances    $ 4,604,959  $ 3,739,163  $  865,796    23.15%

Changes in total assets and the major categories of assets are shown in the table above. The increase in loans is due to a continuing increase in loan demand throughout the year, and principally in residential construction and development loans. The increase in the securities portfolio is due to the purchase of U. S. Government and Government Agency Securities. The increase in interest-bearing bank balances is directly related to the increase in total deposits.

The majority of the loans originated in the three month period ending March 31, 1997 are primarily short-term maturities of six months to one year or contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at March 31, 1997.

                             Within     1 to 5       After
                             1 Year      Years      5 Years
                            --------   ---------   ---------     Total
                                       (Dollars  in  Thousands)
                            --------------------------------------------
Variable interest rates     $ 22,219   $   4,475   $       0    $ 26,694
Fixed interest rates          10,247      18,628       2,627      31,502
                            --------   ---------   ---------    --------
                Total       $ 32,466   $  23,103   $   2,627    $ 58,196
                            ========   =========   =========    ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                               Increase (Decrease)
                                    March 31,   December 31, --------------------
                                      1997          1996        Amount    Percent
                                 ------------------------------------------------
Total deposits                     $68,307,000  $65,373,546  $2,933,454     4.49%

Other borrowings                   $ 7,324,300  $ 5,348,450  $1,975,850    36.94%

Certificates of deposit over
    $100,000 (included in total
    deposits above)                $ 9,389,759  $ 8,952,875     436,884     4.88%

The $2,933,454 increase in deposits included a $436,884 increase in certificates of deposit over $100,000. The deposit growth has resulted from continuing growth in the Bartow County and Cartersville areas accompanied by the location of new retail and other businesses to the area. Competitive rates are paid on deposits but not above the local market.

The increase in other borrowings was due entirely to an increase in advances from The Federal Home Loan Bank of Atlanta to fund the continued strong loan demand.

The Company's ratio of loans to deposits at March 31, 1997 was 85.20% as compared to 81.87% at December 31, 1996 and the increase is primarily due to a strong increase during 1997 in residential development and construction loan demand.

Liquidity and Interest Rate Sensitivity
---------------------------------------

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 23.47% at March 31, 1997, and is considered adequate. The Company has an $8,500,000 line of credit with the Federal Home Loan Bank of which $7,324,300 has been advanced, a $3,750,000 unsecured line of credit with correspondent banks. These lines are available should liquidity needs increase.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The following summarizes the cumulative interest sensitivity position of the Company at March 31, 1997.

                                                    Time Horizon
                                       ---------------------------------------
                                                        Months
                                       ---------------------------------------
                                           0 to 3       0 to 12       0 to 60      Total
                                       -----------    ---------    -----------    --------
                                                      (Dollars in Thousands)
                                       ---------------------------------------------------
Interest sensitive assets                $  33,533    $  42,217    $    72,586    $ 77,378
Interest sensitive liabilities              34,073       52,811         63,536      63,536
                                          --------    ---------    -----------    --------

Assets less liabilities                  $    (540)   $ (10,594)   $     9,050    $ 13,842
                                          ========    =========    ===========    ========
Ratio:
   Interest sensitive assets to
       interest sensitive liabilities         0.98         0.79           1.14        1.22
                                          ========    =========    ===========    ========

The current interest sensitivity position indicates a close match of interest-sensitive assets and interest-sensitive liabilities, particularly in the one year time horizon. Increases or decreases in interest rates should not have significant effect on the Company's net interest margin.

Capital Resources
-----------------

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to total assets ratio of at least 4% and total risk-based capital to total adjusted assets ratio of 8%.

Selected financial information relating to the Company's minimum capital requirements at March 31, 1997 is as follows:

                            Percent
                            -------
Leverage capital ratio       8.47%
Core capital ratio          12.18%
Risk-based capital ratio    13.42%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations For The Three Months Ended March 31, 1997 and 1996
-----------------------------------------------------------------------

                               Three Months     Ended       Increase    (Decrease)
                                   March          31       -----------------------
                                   1997          1996        Amount       Percent
                               -----------   -----------   ----------    ---------
Total interest income          $ 1,828,508   $ 1,507,749   $  320,759      21.27%

Total interest expense             725,601       629,348       96,253      15.29%

Net interest income              1,102,907       878,401      224,506      25.56%

Provision for loan losses           75,000        54,000       21,000      38.89%

Other operating income             224,865       198,874       25,991      13.07%

Other operating expenses           765,942       652,195      113,747      17.44%

Provision for income taxes         177,289       134,930       42,359      31.39%

Net income                         309,542       236,150       73,392      31.08%

The increase in total interest income was due to the increased volume of interest-earning assets, principally loans. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in deposits and borrowings from the Federal Home Loan Bank. The resulting increase in net interest margin is due primarily to the stated growth in loan portfolio rather than an increase in the spread between yields on earning assets and the cost of interest-bearing liabilities.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses increased by $21,000 or 38.89% for the three month period ended March 31, 1997 as compared to the same period in 1996 due to the growth in the loan portfolio. The loan loss reserve as a percentage of total loans was 1.66% and 1.71% at March 31, 1997 and March 31, 1996, respectively. There were no non performing loans as March 31, 1997 and management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

The 13.07% increase in other operating income is the net result of increased mortgage loan origination fees and gains on the sale of Small Business Administration (SBA) loans.

The increase of other operating expenses for the three month period ending March 31, 1997 as compared to the comparable period in 1996 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes for the three month period ended March 31, 1997 as compared to the similar period in 1996. The effective tax rate was 36.42% and 36.36%, respectively, for the three month periods ended March 31, 1997 and 1996.

Net income for the three month period ended March 31, 1997 as compared to the same period in 1996 increased $73,392 or 31.08%.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY


PART II.  OTHER INFORMATION


ITEM 6.

          (a)      Exhibits filed in accordance with Item 601 of Regulation S-K.

                   27.   Financial Data Schedule.


          (b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31,1997.

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

                                    DATE:    May 13, 1997
                                         -------------------------------------



                                    BY:   /s/  Danny F. Dukes
                                         -------------------------------------
                                         Danny F. Dukes
                                         Vice President, Chief Financial and
                                         Operations Officer

                                    DATE:    May 13, 1997
                                         -------------------------------------