Form 10QSB
period 1997-06-30
FIRST COMMUNITY BANCORP INC /GA/
filed 1997-08-13
CIK 853467

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997
                                               -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ______ to ______

                       Commission File Number:  0-18527

                         First Community Bancorp, Inc.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       Georgia                                                 58-1869700
-------------------------------                            ------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


          827 Joe Frank Harris Parkway, S.E. Cartersville, GA  30120
     ---------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (770) 382-1495
                         -----------------------------
                          (Issuer's telephone number)

                                      N/A
        ----------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes        No
    -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 1997: 427,745
                                -------

Transitional Small Business Disclosure Format (Check One)  Yes        No   X
                                                               -----     -----

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY


================================================================================


                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Balance Sheet - June 30, 1997...................... 3

            Consolidated Statements of Income - Three and Six Months
             Ended June 30, 1997 and 1996................................... 4

            Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1997 and 1996................................... 5-6

            Notes to Consolidated Financial Statements...................... 7

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 8-14

PART II.    OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders............. 13

   Item 6.  Exhibits and Reports on Form 8-K................................ 14

            Signatures

ITEM 1.    FINANCIAL STATEMENTS

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997
                                  (Unaudited)

Assets
------
Cash and due from banks                                            $    3,592,421
Interest-bearing deposits in banks                                        892,482
Securities available for sale, at fair value                           11,362,101
Securities held to maturity, at cost (fair value of $4,142,493)         4,202,455

Loans                                                                  60,615,830
Less allowance for loan losses                                        (1,029,992)
                                                                    --------------
         Loans, net                                                    59,585,838

Premises and equipment, net                                             1,876,817
Other assets                                                            2,492,312
                                                                    --------------
Total Assets                                                       $   84,004,426
                                                                    ==============
Liabilities and Stockholders' Equity
------------------------------------

Deposits
   Noninterest-bearing demand                                      $   12,321,657
   Interest-bearing demand                                             13,987,334
   Savings                                                              4,598,585
   Time                                                                39,792,792
                                                                    --------------

         Total deposits                                                70,700,368
Other liabilities                                                       1,886,418
Other borrowings                                                        3,820,050
                                                                    --------------
         Total liabilities                                             76,406,836
                                                                    --------------
Commitments and contingent liabilities

Stockholders' equity
  Common stock, par value $1; 10,000,000 shares authorized;
    427,595 shares issued and outstanding                                 427,595
  Capital surplus                                                       3,860,183
  Retained earnings                                                     3,287,684
  Unrealized gains on securities available for sale, net of taxes          22,128
                                                                    --------------
         Total stockholders' equity                                     7,597,590
                                                                    --------------
Total Liabilities and Stockholders' Equity                         $   84,004,426
                                                                    ==============


See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.

                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                               Six Months Ended         Three Months Ended
                                                                   June 30,                   June 30,
                                                          -------------------------  --------------------------
                                                              1997          1996          1997         1996
                                                          ------------  -----------  ------------  ------------
Interest income
   Interest and fees on loans                               3,321,090    2,705,685     1,737,070     1,415,454
   Interest on taxable securities                             350,343      341,761       172,324       174,638
   Interest on nontaxable securities                           61,123       33,494        36,124        16,780
   Interest on deposits in banks                               81,824      119,971        40,353        48,519
                                                          ------------  -----------  ------------  ------------
                                                            3,814,380    3,200,911     1,985,871     1,655,391
                                                          ------------  -----------  ------------  ------------
Interest expense
   Interest on deposits                                     1,356,099    1,249,594       706,142       637,674
   Interest on other borrowings                               151,821       44,646        76,177        27,218
                                                          ------------  -----------  ------------  ------------
                                                            1,507,920    1,294,240       782,319       664,892
                                                          ------------  -----------  ------------  ------------
            Net interest income                             2,306,460    1,906,671     1,203,552       990,499
Provision for loan losses                                     149,893      108,000        74,893        54,000
                                                          ------------  -----------  ------------  ------------

     Net interest income after provision for loan losses    2,156,567    1,798,671     1,128,659       936,499
                                                          ------------  -----------  ------------  ------------
Other income
   Service charges on deposit accounts                        239,255      220,035       120,921       115,873
   Gain on sale of loans                                       38,822
   Other                                                       96,002       90,527        28,293        33,586
                                                          ------------  -----------  ------------  ------------
                                                              374,079      310,562       149,214       149,459
                                                          ------------  -----------  ------------  ------------
Other expense
   Salaries and employee benefits                             855,796      713,113       412,176       346,692
   Equipment and occupancy expense                            213,328      201,597       111,564       115,697
   Other operating expenses                                   436,543      384,020       215,985       184,146
                                                          ------------  -----------  ------------  ------------
                                                            1,505,667    1,298,730       739,725       646,535
                                                          ------------  -----------  ------------  ------------
(Loss) on Sale of Available for Sale Securities                (9,229)                    (9,229)
                                                          ------------  -----------  ------------  ------------
            Income before income taxes                      1,015,750      810,503       528,919       439,423
Applicable income taxes                                       367,665      292,658       190,377       157,728
                                                          ------------  -----------  ------------  ------------
            Net income                                        648,085      517,845       338,542       281,695
                                                          ============  ===========  ============  ============
Per share of common stock
            Net income                                           1.52        1.21           0.79          0.66
                                                          ============  ===========  ============  ============
            Dividends                                             ---        0.30            ---           ---
                                                          ============  ===========  ============  ============


See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                                    1997          1996
                                                                ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $648,085      $517,845
                                                                ------------  ------------
   Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for loan losses                                        149,893       108,000
    Depreciation                                                     111,204       113,703
    Amortization and (accretion), net                                 12,175        15,129
    Gain on sale of loans                                            (38,822)           --
    Loss on sale of securities                                         9,229
    Increase (decrease) in other assets                             (524,682)      115,687
    Increase (decrease) in other liabilities                         275,954      (160,333)
                                                                ------------  ------------
               Total adjustments                                      (5,049)      192,186
                                                                ------------  ------------

               Net cash provided by operating activities             643,036       710,031
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in interest-bearing deposits in bank, net             2,846,681     4,160,886
    Proceeds from maturities of securities available for sale        958,584       891,554
    Proceeds from the sale of securities available for sale        2,507,923
    Purchases of securities available for sale                    (4,499,108)   (4,766,745)
    Proceeds from maturities of securities held to maturity               --     1,000,000
    Proceeds from sale of loans                                      509,642            --
    Increase in loans, net                                        (6,684,387)   (8,914,103)
    Purchase of premises and equipment                              (209,818)     (162,664)
                                                                ------------  ------------
                 Net cash used in investing activities            (4,570,483)   (7,791,072)
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits, net                                      5,326,822     5,188,791
    Proceeds from borrowings, net                                 (1,528,400)    1,971,600
    Proceeds from stock options exercised                             37,057            --
    Cash dividends paid                                                 (841)           --
                                                                ------------  ------------
                 Net cash provided by financing activities         3,834,638     7,160,391
                                                                ------------  ------------

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                             1997        1996
                                                         ----------- ------------
Net increase (decrease) in cash and due from banks          (92,809)      79,350
Cash and due from banks at beginning of period            3,685,230    2,513,996
                                                         ----------- ------------
Cash and due from banks at end of period                 $3,592,421   $2,593,346
                                                         =========== ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                             $1,352,267   $1,201,847
                                                         =========== ============
    Income taxes                                           $512,254     $635,061
                                                         =========== ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gains on securities available for sale        $22,129      $64,134
                                                         =========== ============

See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for interim periods.

          The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The Financial Accounting Standards Board has issued SFAS No.128, "Earnings Per Share". SFAS No.128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No.15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings per share.

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

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following is a discussion of the Company's financial condition at June 30, 1997 compared to December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 compared to the three and six month periods ended June 30, 1996. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Financial Condition
-------------------

                                                                              Increase (Decrease)
                                        June 30,        December 31,      ----------------------------
                                           1997             1996             Amount         Percent
                                      -------------    -------------      ------------   -------------
Total Assets                           $84,004,426      $79,221,198        $4,783,228        6.04%

Loans                                  $60,615,830      $54,436,430        $6,179,400       11.35%

Securities                             $15,564,556      $14,528,809        $1,035,747        7.13%

Interest-bearing bank balances            $892,482       $3,739,163       ($2,846,681)     -76.13%

Changes in total assets and the major categories of assets are shown in the table above. The increase in loans is due to a continuing increase in loan demand throughout the year, and principally in residential construction and development loans. The increase in the securities portfolio is due to the purchase of U. S. Government, Government Agency, and School, County and Municipal Securities. The decrease in interest-bearing bank balances is also directly related to the utilization of funds to finance the growing loan portfolio.

The majority of the loans originated in the three and six month periods ending June 30, 1997 are primarily short-term maturities of six months to one year or contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at June 30, 1997.

                                Within       1 to 5          After
                                1 Year        Years         5 Years       Total
                              ----------   ----------     ----------
                                              (Dollars in Thousands)
                              -----------------------------------------------------
Variable interest rates      $    25,417  $     4,410    $              $    29,827
Fixed interest rates               8,888       21,129            772         30,789
                              ----------   ----------     ----------     ----------
                Total        $    34,305  $    25,539    $       772    $    60,616
                              ==========   ==========     ==========     ==========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                             Increase     (Decrease)
                                            June 30,       December 31,    ---------------------------
                                              1997             1996            Amount       Percent
                                         -------------    -------------    ------------- -------------
Total deposits                            $70,700,368      $65,373,546       $5,326,822       8.15%

Other borrowings                           $3,820,050       $5,348,450      ($1,528,400)    -28.58%

Certificates of deposit over
    $100,000 (included in total
    deposits above)                        $9,639,084       $8,952,875         $686,209       7.66%

The $5,326,822 increase in deposits included a $686,209 increase in certificates of deposit over $100,000. The deposit growth has resulted from continuing growth in the Bartow County and Cartersville areas accompanied by the location of new retail and other businesses to the area. Competitive rates are paid on deposits but not above the local market.

The decrease in other borrowings was due entirely to pay down of advances from The Federal Home Loan Bank of Atlanta. The increase in deposits, primarily certificates of deposit less than $100,000, was used to fund the continued strong loan demand.

The Company's ratio of loans to deposits at June 30, 1997 was 85.74% as compared to 83.27% at December 31, 1996 and the increase is primarily due to a strong increase during 1997 in residential development and construction loan demand.

Liquidity and Interest Rate Sensitivity
---------------------------------------

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 22.69% at June 30, 1997, and is considered adequate. The Company has an $8,500,000 line of credit with the Federal Home Loan Bank of which $3,820,050 has been advanced, a $3,750,000 unsecured line of credit with correspondent banks and a security repurchase agreement available with a correspondent bank. This repurchase agreement line must be collateralized at 110% with available, unpledged investment securities. At June 30, there was approximately $9,697,210 available using this repurchase agreement. These lines are available should liquidity needs increase.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The following summarizes the cumulative interest sensitivity position of the Company at June 30, 1997.


                                                        Time Horizon
                                        ---------------------------------------
                                                           Months
                                        ---------------------------------------
                                          0 to 3       0 to 12        0 to 60       Total
                                        ----------   -----------    -----------   ---------
                                                      (Dollars in Thousands)
                                        ---------------------------------------------------
Interest sensitive assets               $   31,894   $    39,810    $    72,477   $  75,907
Interest sensitive liabilities              32,368        50,026         62,199      62,199
                                        ----------   -----------    -----------   ---------

Assets less liabilities                $      -474   $   -10,216    $    10,278   $  13,708
                                        ==========   ===========    ===========   =========
Ratio:
   Interest sensitive assets to
     interest sensitive liabilities           0.99           0.8           1.17        1.22
                                        ==========   ===========    ===========   =========

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

Selected financial information relating to the Company's minimum capital requirements at June 30, 1997 is as follows:

                              Percent
                             ---------
Leverage capital ratio         9.12%
Core capital ratio            12.11%
Risk-based capital ratio      13.35%

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations For The Three Months Ended June 30,1997 and 1996
----------------------------------------------------------------------

                                             Three Months Ended          Increase   (Decrease)
                                                   June 30             ------------------------
                                            1997            1996          Amount     Percent
                                         ---------       ----------    ----------- ------------
Total interest income                 $  1,985,871     $  1,655,391   $    330,480       19.96%

Total interest expense                     782,319          664,892        117,427       17.66%

Net interest income                      1,203,552          990,499        213,053       21.51%

Provision for loan losses                   74,893           54,000         20,893       38.69%

Other operating income                     149,214          149,459           (245)      -0.16%

Other operating expenses                   739,725          646,535         93,190       14.41%

Loss on sale of AFS Securities              (9,229)                         (9,229)          0

Provision for income taxes                 190,377          157,728         32,649       20.70%

Net income                                 338,542          281,695         56,847       20.18%

The increase in total interest income was due to the increased volume of interest-earning assets, principally loans. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in deposits and borrowings from the Federal Home Loan Bank. The resulting increase in net interest margin is due primarily to the stated growth in loan portfolio and an increase in the spread between yields on earning assets and the cost of interest-bearing liabilities.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses increased by $20,893 for the three month period ended June 30, 1997 as compared to the same period in 1996 due to the growth in the loan portfolio. The loan loss reserve as a percentage of total loans was 1.70% and 1.63% at June 30, 1997 and June 30, 1996, respectively. There were no non performing loans as June 30, 1997 and management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

The $245 or 0.16% decrease in other operating income is considered an insignificant decline.

The increase of other operating expenses for the three month period ending June 30, 1997 as compared to the comparable period in 1996 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The $9,229 loss on sale of available for sale (AFS) securities resulted from a management strategy to sell lower yielding taxable securities maturing prior to 1999, and reinvest the proceeds into nontaxable and taxable securities with tax equivalent yields of 7.0% or greater. It is estimated that the loss will be negated in less than 6 months.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes for the three month period ended June 30, 1997 as compared to the similar period in 1996. The effective tax rate was 35.99% and 35.89%, respectively, for the three month periods ended June 30, 1997 and 1996.

Net income for the three month period ended June 30, 1997 as compared to the same period in 1996 increased $56,847 or 20.18%.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations For The Six Months Ended June 30,1997 and 1996
--------------------------------------------------------------------

                                                Six Months Ended           Increase   (Decrease)
                                                     June 30             ------------------------
                                              1997            1996          Amount     Percent
                                           ---------       ----------    ----------- ------------
  Total interest income                 $  3,814,380      $ 3,200,911   $    613,469     19.17%

  Total interest expense                   1,507,920        1,294,240        213,680     16.51%

  Net interest income                      2,306,460        1,906,671        399,789     20.97%

  Provision for loan losses                  149,893          108,000         41,893     38.79%

  Other operating income                     374,079          310,562         63,517     20.45%

  Other operating expenses                 1,505,667        1,298,730        206,937     15.93%

  Loss on Sale of AFS Securities              (9,229)                         (9,229)

  Provision for income taxes                 367,665          292,658         75,007     25.63%

  Net income                                 648,084          517,845        130,239     25.15%

The increase in total interest income was due to the increased volume of interest-earning assets, principally loans. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in deposits and borrowings from the Federal Home Loan Bank. The resulting increase in net interest margin is due primarily to the stated growth in loan portfolio and an increase in the spread between yields on earning assets and the cost of interest-bearing liabilities.

The provision for loan losses increased by $41,893 or 38.79% for the six month period ended June 30, 1997 as compared to the same period in 1996 due to the growth in the loan portfolio.

The $63,517 or 20.45% increase in other operating income is the net result of a general increase service charge income on deposit accounts and a $38,822 gain on the sale of loans.

The increase of other operating expenses for the six month period ending June 30, 1997 as compared to the comparable period in 1996 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes for the six month period ended June 30, 1997 as compared to the similar period in 1996. The effective tax rate was 36.20% and 36.11%, respectively, for the six month periods ended June 30, 1997 and 1996.

Net income for the six month period ended June 30, 1997 as compared to the same period in 1996 increased $130,239 or 25.15%. The primary reasons are increased interest margins, increased loan to deposit ratio, gain on sale of loans, increased service charges on deposit accounts and the lower effective tax rate.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY


PART II.   OTHER INFORMATION


ITEM 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

The Company's annual meeting was held on May 21, 1997. Notice of the annual meeting was mailed April 16, 1997 to each stockholder of record as of April 7, 1996. At the 1997 annual meeting, the shareholders voted to approve the following proposals.

Proposal I
----------

The Company's annual meeting was held on May 21, 1997. Notice of the annual meeting was mailed April 16,1997 to each stockholder of record as of April 7,1996. The shareholders approved, by the vote indicates a motion to elect the Class II Board of Directors for 1997 consisting of Sammy L. Neal, H. Boyd Petit, III, and Arnold Tillman, Jr., MD.

                                                SHAREHOLDER VOTES
                                                -----------------
   DIRECTOR                                     FOR       AGAINST
   --------                                     ---       -------
Sammy L. Neal                                 236,131      2,150
H. Boyd Petit, III                            236,131      2,150
Arnold Tillman, Jr., MD                       236,131      2,150

Other directors whose terms of office as directors continue after the meeting are C. Gregory Culverhouse, Jack Foumier, Fareed Z. Kadum, M.D., Michael L. McPherson, Terry N. Tumlin, J. Steven Walraven, L. Ross Watley, III, Earl Williamson, Jr.

Proposal II
-----------

The shareholders also approved a proposal to adopt the 1997 First Community Bancorp, Inc. Stock Option Plan with 204,437 votes in favor and 4,445 against. The 1997 First Community Bancorp, Inc. Stock Option Plan authorizes the granting of up to 70,000 shares of common stock of the company through incentive stock options and non-qualified stock options to one or more directors and full time, salaried officers and other key employees of the company as the Board may from time to time in its discretion determine. The 1997 Plan defines incentive stock options as "an option that is an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code." A "non-qualified stock option" is defined by the 1997 Plan as an option that is not an incentive stock option. Directors are only eligible to receive non-qualified stock options under the terms of the 1997 Plan. The Board of Directors would administer the 1997 Plan, determine which employees and directors would receive options, and subject to the terms of the 1997 Plan determine the form and terms of the stock option agreements pursuant to which options would be granted. A copy of the "1997 Plan" was made available to attendees for their review and questions.

ITEM 6.

            (a) Exhibits filed in accordance with Item 601 of Regulation S-K.

                27.   Financial Data Schedule.


            (b) The Company has not filed any reports on Form 8-K with the
                Securities and Exchange Commission during the three months ended June 30,1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FIRST COMMUNITY BANCORP, INC.



                                 BY:
                                    ----------------------------------
                                      J. Steven Walraven
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                 DATE:
                                      --------------------------------


                                 BY:
                                    ----------------------------------
                                      Danny F. Dukes
                                      Vice President, Chief Financial and
                                      Operations Officer

                                 DATE:
                                      --------------------------------