Form 10QSB
period 1997-09-30
FIRST COMMUNITY BANCORP INC /GA/
filed 1997-11-12
CIK 853467

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Mark One

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

            For the quarterly period ended      September 30, 1997
                                             -------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from              to
                                                   ---------     ----------

                        Commission File Number: 0-18527

                          First Community Bancorp, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Georgia                                          58-1869700
-------------------------------                       ------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


            827 Joe Frank Harris Parkway, S.E. Cartersville, GA 30120
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 382-1495
                          -----------------------------
                           (Issuer's telephone number)

                                       N/A
        --------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

Yes        No
    -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 1997: 425,814
                                 ---------

Transitional Small Business Disclosure Format (Check One)   Yes       No  X
                                                                ----     ----

                         FIRST COMMUNITY BANCORP, INC
                                AND SUBSIDIARY

================================================================================

                                     INDEX
                                     -----

                                                                                                            Page
                                                                                                            ----
PART I.           FINANCIAL INFORMATION

       Item 1.    Consolidated Balance Sheet (Unaudited) - September 30, 1997.................................3

                  Consolidated Statements of Income (Unaudited) - Three and Nine Months
                     Ended September 30, 1997 and 1996........................................................4

                  Consolidated Statements of Cash Flows (Unaudited) - Nine Months
                     Ended September 30, 1997 and 1996......................................................5-6

                  Notes to Consolidated Financial Statements................................................7-8

      Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................................9-15

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K...........................................................16

                  Signatures

ITEM 1.  FINANCIAL STATEMENTS

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (Unaudited)


  Assets
  ------
  Cash and due from banks                                                                 $           2,862,942
  Interest-bearing deposits in banks                                                                  2,810,286
  Securities available for sale, at fair value                                                       11,860,765
  Securities held to maturity, at cost (fair value of $4,577,677)                                     4,602,140

  Loans                                                                                              62,432,760
  Less allowance for loan losses                                                                    (1,071,888)
                                                                                             -------------------
                 Loans, net                                                                          61,360,872

  Premises and equipment, net                                                                         1,920,763
  Other assets                                                                                        2,465,515
                                                                                             -------------------
  Total Assets                                                                            $          87,883,283
                                                                                             ===================
  Liabilities, Redeemable Common Stock and Stockholders' Equity
  -------------------------------------------------------------

  Deposits
     Noninterest-bearing demand                                                           $          12,517,664
     Interest-bearing demand                                                                         16,257,779
     Savings                                                                                          5,029,499
     Time                                                                                            41,006,877
                                                                                             -------------------
                Total deposits                                                                       74,811,819
  Other liabilities                                                                                   1,867,200
  Other borrowings                                                                                    3,295,900
                                                                                             -------------------
                Total liabilities                                                                    79,974,919
                                                                                             -------------------
  Commitments and contingent liabilities
  Redeemable common stock held by KSOP, 12,341 shares outstanding
         at September 30, 1997, at fair value                                                           311,610
                                                                                             -------------------
  Stockholders' equity
    Common stock, par value $1; 10,000,000 shares authorized;
         427,745 shares issued                                                                          427,745
    Capital surplus                                                                                   3,862,126
     Treasury Stock (1,931 shares)                                                                     (48,758)
    Retained earnings                                                                                 3,315,513
    Unrealized gains on securities available for sale, net of taxes                                      40,128
                                                                                             -------------------
                Total stockholders' equity                                                            7,596,754
                                                                                             -------------------
  Total Liabilities and Stockholders' Equity                                              $          87,883,283
                                                                                             ===================

  See Notes to Consolidated Financial Statements.

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                                Nine Months Ended                     Three Months Ended
                                                                  September 30,                          September 30,
                                                     -----------------------------------     -----------------------------------
                                                          1997               1996                 1997                1996
                                                     ----------------   ----------------     ----------------    ---------------
  Interest income
     Interest and fees on loans                            5,126,589          4,273,553            1,805,499          1,567,868
     Interest on taxable securities                          503,092            519,346              152,749            177,585
     Interest on nontaxable securities                       113,652             50,587               52,529             17,093
     Interest on deposits in banks                            96,375            139,442               14,551             19,471
                                                     ----------------   ----------------     ----------------    ---------------
                                                           5,839,708          4,982,928            2,025,328          1,782,017
                                                     ----------------   ----------------     ----------------    ---------------
  Interest expense
     Interest on deposits                                  2,144,249          1,890,975              788,151            641,381
     Interest on other borrowings                            175,849             86,068               24,028             41,422
                                                     ----------------   ----------------     ----------------    ---------------
                                                           2,320,098          1,977,043              812,179            682,803
                                                     ----------------   ----------------     ----------------    ---------------
              Net interest income                          3,519,610          3,005,885            1,213,149          1,099,214
  Provision for loan losses                                  224,893            162,000               75,000             54,000
                                                     ----------------   ----------------     ----------------    ---------------
      Net interest income after provision
      for loan losses                                      3,294,717          2,843,885            1,138,149          1,045,214
                                                     ----------------   ----------------     ----------------    ---------------

  Other income
     Service charges on deposit accounts                     366,599            342,679              127,344            112,170
     Gain on sale of loans                                    38,822
     Other                                                   147,948            123,034               51,947             42,981
                                                     ----------------   ----------------     ----------------    ---------------
                                                             553,369            465,713              179,291            155,151
                                                     ----------------   ----------------     ----------------    ---------------
  Other expense
      Salaries and employee benefits                       1,318,882          1,123,363              463,086            410,250
      Equipment and occupancy expense                        354,350            301,126              141,022             99,529
      Other operating expenses                               619,505            567,538              182,962            183,518
                                                     ----------------   ----------------     ----------------    ---------------
                                                           2,292,737          1,992,027              787,070            693,297
                                                     ----------------   ----------------     ----------------    ---------------
  (Loss) on Sale of Available for Sale Securities            (9,229)
                                                     ----------------   ----------------     ----------------    ---------------
         Income before income taxes                        1,546,120          1,317,571              530,370            507,068
  Applicable income taxes                                    558,596            479,482              190,931            186,824
                                                     ----------------   ----------------     ----------------    ---------------
         Net income                                          987,524            838,089              339,439            320,244
                                                     ================   ================     ================    ===============
  Per share of common stock
         Net income (Weighted Ave Shares 421,771)
                                                                2.34               1.99                 0.80               0.76
                                                     ================   ================     ================    ===============
         Dividends                                               ---               0.30                  ---                ---
                                                     ================   ================     ================    ===============

  See Notes to Consolidated Financial Statements.

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                 1997                               1996
                                                     ----------------------------       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $987,524                            $838,089
                                                     ----------------------------       ----------------------------
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Provision for loan losses                                      224,893                             162,000
  Depreciation                                                   165,018                             163,544
  Amortization and (accretion), net                               16,580                                  --
  Gain on sale of loans                                          (38,822)                                 --
  Loss on sale of securities                                       9,229
  Increase (decrease) in other assets                           (591,295)                           (122,370)
  Increase (decrease) in other liabilities                       256,736                             (43,260)
                                                     ----------------------------       ----------------------------
         Total adjustments                                        42,339                             159,914
                                                     ----------------------------       ----------------------------

         Net cash provided by operating activities             1,029,863                             998,003
                                                     ----------------------------       ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in interest-bearing deposits in bank, net             928,877                           3,300,588
  Proceeds from maturities of securities available
     for sale                                                  1,969,814                           2,072,582
  Proceeds from the sale of securities available
     for sale                                                  2,507,923                                  --
  Purchases of securities available for sale                  (5,971,989)                         (6,376,377)
  Proceeds from maturities of securities held to
     maturity                                                    100,000                           2,199,615
  Purchases of securities held to maturity                      (499,688)                                 --
  Proceeds from sale of loans                                    509,642                                  --
  Increase in loans, net                                      (8,534,422)                        (12,467,444)
  Purchase of premises and equipment                            (237,580)                           (110,928)
                                                     ----------------------------       ----------------------------
         Net cash used in investing activities                (9,227,423)                       (1 1,381,964)
                                                     ----------------------------       ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits, net                                    9,438,273                           8,832,330
  Proceeds from borrowings, net                               (2,052,550)                          2,947,450
  Proceeds from stock options exercised                           39,148                                  --
  Purchase of 1,931 shares of Treasury Stock                     (48,758)                                 --
  Cash dividends paid                                               (841)                          ($124,531)
                                                     ----------------------------       ----------------------------
         Net cash provided by financing activities             7,375,272                          11,655,249
                                                     ----------------------------       ----------------------------

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                 1997                               1996
                                                     -----------------------------       ----------------------------
Net increase (decrease) in cash and due from banks               (822,288)                          1,271,288

Cash and due from banks at beginning of period                  3,685,230                           2,513,995
                                                     -----------------------------       ----------------------------

Cash and due from banks at end of period                       $2,862,942                          $3,785,283
                                                     =============================       ============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the period for:
    Interest                                                   $2,240,711                          $1,889,854
                                                     ============================        ============================
    Income taxes                                                 $629,577                            $822,361
                                                     ============================        ============================

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Unrealized gains on securities available for sale               $65,964                             $51,758
                                                     ============================        ============================

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

         The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No.125 was amended by SFAS No.127 which defers the effective date of certain provisions of SFAS No. 25 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refer to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for financial statements beginning after December 15, 1997.

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

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following is a discussion of the Company's financial condition at September 30, 1997 compared to December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 compared to the three and nine month periods ended September 30, 1996. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Financial Condition
-------------------


                                                      Increase      (Decrease)
                 September 30,      December 31,    -------------  -------------
                     1997               1996           Amount         Percent
                 -------------     --------------   -------------  -------------
  Total Assets    $87,883,284        $79,221,198      $8,662,086          10.93%

  Loans           $62,432,760        $54,436,430      $7,996,330          14.69%

  Securities      $16,462,905        $14,528,809      $1,934,096          13.31%

  Interest-bearing
   bank balances  $ 2,810,286        $ 3,739,163      $ (928,877)        -24.84%

Changes in total assets and the major categories of assets are shown in the table above. The increase in loans is due to a continuing increase in loan demand throughout the year, and principally in residential construction and development loans. The increase in the securities portfolio is due to the purchase of U. S. Government, Government Agency, Government Agency Mortgage Backed and School, County and Municipal Securities. The decrease in interest-bearing bank balances is also directly related to the utilization of funds to finance the growing loan portfolio and security purchases.

The majority of the loans originated in the three and nine month periods ending September 30, 1997 are primarily short-term maturities of six months to one year or contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at September 30, 1997.


                                              Within          1 to 5          After
                                              1 Year           Years         5 Years          Total
                                           ------------    ------------    -----------
                                                           (Dollars in Thousands)
                                           -----------------------------------------------------------
  Variable interest rates                  $       26,483  $        4,347  $              $       30,830
  Fixed interest rates                              9,383          21,912           308           31,603
                                            -------------    ------------   -----------    -------------
        Total                              $       35,866  $       26,259  $        308   $       62,433
                                            =============   =============   ===========    =============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


                                                                   Increase      (Decrease)
                             September 30,       December 31,   -------------  --------------
                                  1997              1996            Amount         Percent
                             -------------     --------------   -------------  --------------
  Total deposits               $74,811,820        $65,373,546      $9,438,274          14.44%

  Other borrowings              $3,295,900         $5,348,450     ($2,052,550)        -38.38%

  Certificates of deposit
   over $100,000 (included
   in total deposits above)     $7,831,424         $8,952,875     ($1,121,451)        -12.53%

The $9,438,274 increase in deposits included a $1,121,451 decrease in certificates of deposit over $100,000. The deposit growth has resulted from continuing growth in the Bartow County and Cartersville areas accompanied by the location of new retail and other businesses to the area. Competitive rates are paid on deposits but not above the local market.

The decrease in other borrowings was due entirely to pay down of advances from The Federal Home Loan Bank of Atlanta. The increase in deposits, primarily certificates of deposit less than $100,000, was used to fund the continued strong loan demand.

The Company's ratio of loans to deposits at September 30, 1997 was 83.45% as compared to 83.27% at December 31, 1996 and the slight increase is primarily due to a strong increase during 1997 in residential development and construction loan demand.

Liquidity and Interest Rate Sensitivity
---------------------------------------

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 24.90% at September 30, 1997, and is considered adequate. The Company has an $8,500,000 line of credit with the Federal Home Loan Bank of which $3,295,900 has been advanced, a $3,750,000 unsecured line of credit with correspondent banks and a security repurchase agreement available with a correspondent bank. This repurchase agreement line must be collateralized at 110% with available, unpledged investment securities. At September 30, there was approximately $10,763,860 available using this repurchase agreement. These lines are available should liquidity needs increase.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The following summarizes the cumulative interest sensitivity position of the Company at September 30, 1997.


                                                                   Time Horizon
                                               -------------------------------------------------
                                                                     Months
                                               -------------------------------------------------
                                                    0 to 3           0 to 12          0 to 60          Total
                                               ---------------     ------------     ------------    ------------
                                                                   (Dollars in Thousands)
                                               -----------------------------------------------------------------
  Interest sensitive assets                    $       35,117      $     44,095     $     77,516    $     80,540
  Interest sensitive liabilities                       30,106            48,221           65,590          65,590
                                                -------------       -----------      -----------     -----------

  Assets less liabilities                      $        5,011      $     -4,126     $      11,926   $      14,950
                                                =============       ===========      ============    ============

  Ratio:
   Interest sensitive assets to
    interest sensitive liabilities                       1.17              0.91              1.18            1.23
                                                =============       ===========      ============    ============

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

Selected financial information relating to the Company's minimum capital requirements at September 30, 1997 is as follows:

                                                     Percent
                                                 -----------------
  Leverage capital ratio                                    9.03%
  Core capital ratio                                       12.23%
  Risk-based capital ratio                                 13.47%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations For The Three Months Ended September 30, 1997 and 1996
----------------------------------------------------------------------------

                                              Three  Months Ended
                                                 September 30                  Increase   (Decrease)
                                                                             -------------------------
                                             1997              1996             Amount       Percent
                                         -------------     -------------     ------------  -----------
  Total interest income                 $    2,025,328    $    1,782,017    $     243,311        13.65%

  Total interest expense                       812,178           682,803          129,375        18.95%

  Net interest income                        1,213,150         1,099,214          113,936        10.37%

  Provision for loan losses                     75,000            54,000           21,000        38.89%

  Other operating income                       179,291           155,151           24,140        15.56%

  Other operating expenses                     787,071           693,297           93,774        13.53%

  Loss on sale of AFS Securities                                                                     0

  Provision for income taxes                   190,931           186,824            4,107         2.20%

  Net income                                   339,439           320,244           19,195         5.99%

The increase in total interest income was due to the increased volume of interest-earning assets, principally loans. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in deposits. The resulting increase in net interest margin is due primarily to the stated growth in loan portfolio and an increase in the spread between yields on earning assets and the cost of interest-bearing liabilities.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses increased by $21,000 for the three month period ended September 30, 1997 as compared to the same period in 1996 due to the growth in the loan portfolio. The loan loss reserve as a percentage of total loans was 1.72% and 1.61% at September 30, 1997 and September 30, 1996, respectively. There were one non performing loan totaling $107,400 and other real estate owned was $70,000 as of September 30, 1997 and management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

The $24,140 or 15.56% increase in other operating income is due primarily to the stated growth in deposit accounts and fee increases during the third quarter of 1997.

The increase of other operating expenses for the three month period ending September 30, 1997 as compared to the comparable period in 1996 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes for the three month period ended September 30, 1997 as compared to the similar period in 1996. The effective tax rate was 35.99% and 36.84%, respectively, for the three month periods ended September 30, 1997 and 1996.

Net income for the three month period ended September 30, 1997 as compared to the same period in 1996 increased $19,195 or 5.99%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations For The Nine Months Ended September 30,1997 and 1996
--------------------------------------------------------------------------



                                    Nine Months Ended               Increase   (Decrease)
                                      September 30                -------------------------
                               1997                1996             Amount       Percent
                            ------------        ------------      -----------  ------------
Total interest income     $    5,839,707      $    4,982,928    $     856,779        17.19%

Total interest expense         2,320,098           1,977,043          343,055        17.35%

Net interest income            3,519,609           3,005,885          513,724        17.09%

Provision for loan losses        224,893             162,000           62,893        38.82%

Other operating income           553,370             465,713           87,657        18.82%

Other operating expenses       2,292,737           1,992,027          300,710        15.10%

Loss on Sale of AFS Securities    (9,229)                              (9,229)

Provision for income taxes       558,596             479,482           79,114        16.50%

Net income                       987,523             838,089          149,434        17.83%

The increase in total interest income was due to the increased volume of interest-earning assets, principally loans. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in deposits. The resulting increase in net interest margin is due primarily to the stated growth in loan portfolio and an increase in the spread between yields on earning assets and the cost of interest-bearing liabilities.

The provision for loan losses increased by $62,893 or 38.82% for the nine month period ended September 30, 1997 as compared to the same period in 1996 due to the growth in the loan portfolio.

The $87,657 or 18.82% increase in other operating income is the net result of a general increase service charge income on deposit accounts and a $38,822 gain on the sale of loans.

The increase of other operating expenses for the nine month period ending September 30, 1997 as compared to the comparable period in 1996 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes in 1997 as compared to the similar period in 1996. The effective tax rate was 36.13% and 36.39%, respectively, for the nine month periods ended September 30, 1997 and 1996.

Net income for the nine month period ended September 30, 1997 as compared to the same period in 1996 increased $149,434 or 17.83%. The primary reasons are increased interest margins, increased loan to deposit ratio, gain on sale of loans, increased service charges on deposit accounts and the lower effective tax rate.

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY


PART II. OTHER INFORMATION


ITEM 6.

         (a) Exhibits filed in accordance with Item 601 of Regulation S-K.

             27.   Financial Data Schedule.


         (b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          FIRST COMMUNITY BANCORP, INC.




                          BY:
                             ----------------------------------------
                               J. Steven Walraven
                               President and Chief Executive Officer
                               (Principal Executive Officer)

                          DATE:
                               --------------------------------------



                          BY:
                             ----------------------------------------
                               Danny F. Dukes
                               Vice President, Chief Financial and
                               Operations Officer

                          DATE:
                               --------------------------------------