Form 10-K405
period 1997-12-31
FIRST COMMUNITY BANCORP INC /GA/
filed 1998-03-30
CIK 853467

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -----
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -----
        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-18527

                         FIRST COMMUNITY BANCORP, INC.
                         -----------------------------
                (Name of small business issuer in its charter)

          Georgia                                         58-1869700
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

827 Joe Frank Harris Parkway, S.E.,
Cartersville, Georgia                                            30120
----------------------------------------                        --------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: (770) 382-1495
                                                --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00
                                                            -------------------
par value
---------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                       ---

     State issuer's revenues for its most recent fiscal year.  $8,708,728

     State the aggregate market value of the voting stock held by non-affiliates (approximately 293,089 shares) computed by reference to the price at which the stock was sold, or the average bid and asked prices ($25.25 per share) of such stock as of March 1, 1998. $7,400,497.20

     As of March 1, 1998, issuer has outstanding 427,745 shares of common stock, $1 par value per share, which is issuer's only class of common stock.

     Documents incorporated by reference: None
                                          ----

Transitional Small Business Disclosure Format  (Check one):
Yes      No  X
    ---     ---

                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY

                                  FORM 10-KSB

                                     INDEX

                                                                            PAGE

Part I

     Item 1.   Business....................................................    3
     Item 2.   Properties..................................................   15
     Item 3.   Legal Proceedings...........................................   15
     Item 4.   Submission of Matters to a Vote of Security Holders.........   15

Part II

     Item 5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters...........................   16
     Item 6.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................................   17
     Item 7.   Financial Statements and Supplementary Data.................   34
     Item 8.   Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure....................   66

Part III

     Item 9.   Directors and Executive Officers
                 of the Registrant.........................................   66
     Item 10.  Executive Compensation......................................   71
     Item 11.  Security Ownership of Certain
                 Beneficial Owners and Management..........................   73
     Item 12.  Certain Relationships and Related
                 Transactions..............................................   76

Part IV

     Item 13.  Exhibits, Financial Statement
                 Schedules, and Reports on Form 8-K........................   76

Signatures.................................................................   77

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

     On October 21, 1993, the Bank opened a full-serve branch in Adairsville, Georgia, and in February, 1998, opened an operations center from which to conduct bookkeeping, data processing, payroll functions, and investment management operations.

Competition
-----------

     The banking industry is highly competitive. The Bank's primary market consists of Bartow County, Georgia, which has a population of approximately 65,000. The Bank competes for all types of loans, deposits and other financial services with eight other commercial banks located in Bartow County. The Bank also competes with other financial institutions in Bartow County and with commercial banks, savings and loan associations and other financial institutions located outside of Bartow County. To a lesser extent, the Bank competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies.

     The Company and any non-banking subsidiaries that it may organize will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies and insurance companies. Many of these other financial institutions and companies will have far greater resources than either the Bank or the Company.

Employees
---------

     As of December 31, 1997 the Bank had 45 full-time equivalent employees. The Company has no employees separate from the Bank. Neither the Company nor the Bank is a party to any collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

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

     On March 16, 1994, the Georgia legislature adopted the "Georgia Interstate Banking Act," effective July 1, 1995. Interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

     In addition, the President of the United States signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" on September 29, 1994 (the "Interstate Branching Act"). The Interstate Branching Act permitted bank holding companies to merge their multi-state bank subsidiaries into a single bank by June 1, 1997, unless state legislators acted to "opt-out" of this provision, to acquire banks in any state one year after the effective date of the Interstate Branching Act, and to establish de novo branches across state lines so long as the individual state into which a potential de novo entrant proposes to branch specifically passes legislation to "opt-in".

     Under the Interstate Branching Act, beginning on June 1, 1997, a bank could merge with a bank in another state so long as the transaction did not involve a bank in a home state which had enacted a law after the date of enactment of the Interstate Branching Act and before June 1, 1997 that applies equally to all out of state banks and expressly prohibits such interstate merger transactions.
Such a law would have no effect on merger transactions approved before the effective date of such a state law. States could also elect to permit merger transactions before June 1, 1997.

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

     The second statutory adjustment the FDIC must consider for purposes of computing this special assessment relates to "converted associations," a term defined by the Act. An institution meeting one of the Act's definitions of "converted association" may also reduce by 20% the amount of deposits that are SAIF insured as of March 31, 1995 (or after March 31, 1995 is subject to the special assessment because the institution from which the deposits were acquired is no longer insured at the time the special assessment is imposed). In addition to "converted associations," Sasser banks - a savings association that converted to a bank charter prior to SAIF reaching its DRR and as a result the resulting bank was required to remain an SAIF member - may qualify under this second adjustment under very limited criteria.

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

     For purposes of paying the interest on the FICO bonds, "BIF-assessable deposits" means deposits that are subject to assessments under BIF. The term "SAIF-assessable deposits" means deposits that are assessable under SAIF and includes any deposits that were assumed after March 31, 1995 if the insured institution from which the deposits were acquired is not insured when the SAIF special assessment is imposed.

     The Deposit Insurance Funds Act also provides that, as of the date of enactment and ending on the earlier of December 31, 1999 or the date that the last savings association ceases to exist, the federal banking agencies must take appropriate action to prohibit deposit shifting from SAIF to BIF, including enforcement actions, denial of applications, or imposing exit and interest fees as if the transaction qualified as a conversion. The legislation requires the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, and the Office of Thrift Supervision to take necessary actions to prevent insured depository institutions and depository institution holding companies from facilitating or encouraging the shifting of deposits from SAIF assessable to BIF-assessable for the purpose of evading the assessments imposed on SAIF-assessable deposits. The FDIC may issue regulations to prevent deposit shifting. It is a rule of construction, however, that this portion of the Deposit Insurance Funds Act does not prohibit an institution from engaging in conduct or activity that is part of the ordinary course of business and is not directed at depositors of an insured affiliated institution.

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

Capital Requirements
--------------------

     The Department of Banking and Finance of the State of Georgia requires that de novo banks in Georgia maintain a minimum ratio of primary capital, as defined, to total assets of not less than eight percent (8%) during the first three years of operation, and thereafter at six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition. Management believes as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

     In February, 1998, the Bank opened an operations center from which to conduct bookkeeping, data processing, payroll, accounts payable, and investment management functions. The Bank has leased the space in which the operations center is located for a five-year term, with an option to renew thereafter for five consecutive 12-month periods. The terms of the lease agreement require the Bank to perform normal maintenance on the premises and to pay for insurance thereon and provide its own utilities. The total obligation to the Bank through the end of the initial five-year lease term is $114,400.00.

     In management's opinion, each of the above-described properties is adequately covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of shareholders of the Company during the fourth quarter ended December 31, 1997.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The stock of the Company is not traded publicly and no specific market sales prices can be quoted. The Company has maintained partial records of share prices based upon actual transactions disclosed. However, these records are incomplete since they do not reflect prices for all transactions in the common stock of the Company. To the extent such information has been disclosed to the Company, the share prices of the common stock of the Company are as follows:


================================================================================
 YEAR/QUARTER               HIGH SELLING PRICE            LOW SELLING PRICE
--------------------------------------------------------------------------------
     1996
--------------------------------------------------------------------------------
First Quarter                     $15.30                        $15.30
--------------------------------------------------------------------------------
Second Quarter                    $15.51                        $15.51
--------------------------------------------------------------------------------
Third Quarter                     $16.17                        $16.17
--------------------------------------------------------------------------------
Fourth Quarter                    $20.00                        $17.11
--------------------------------------------------------------------------------
     1997
--------------------------------------------------------------------------------
First Quarter                     $20.00                        $20.00
--------------------------------------------------------------------------------
Second Quarter                    $25.25                        $20.00
--------------------------------------------------------------------------------
Third Quarter                     $----*                        $----*
--------------------------------------------------------------------------------
Fourth Quarter                    $25.25                        $25.25
================================================================================

During the period covered by this report and to date, sales not reported to management may have occurred at share prices not reflected in this table.

     As of March 1, 1998, the Company had 816 shareholders of record. As of January, 1995 the Company has appointed Mellon Trust Securities Corporation as official transfer and paying agent for all stock transactions and dividend payments.

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

     In the absence of other activities conducted by the Company, its ability to pay dividends will depend on the earnings of the Bank. At December 31, 1994, the Board of Directors of the Company had declared the first dividend since organization to shareholders in the amount of $.25 per share for a total of $103,776.00 payable in January, 1995. In 1996, the Board declared a cash dividend of $.30 per share for a total of $124,531.00 payable. The Company declared no dividend in 1995. During 1997, the Board declared a 2% share dividend to shareholders of record on March 1, 1997, and payable on May 1, 1997. Based on the number of shares of the Company's $1.00 par value common stock issued and outstanding as of the record date, 8,258 shares were issued in payment of this dividend. General legal requirements applicable to the payments of dividends, actual financial results and capital needs, in the opinion of management, will determine the payment of dividends in the future. At December 31, 1997, total stockholders' equity of the Bank aggregated $8,089,564.00.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      [Management's Discussion and Analysis begins on next page]

---------------------

     * No trades of which the Company is aware occurred during the third quarter of 1997.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following is a discussion of the financial condition of First Community Bancorp, Inc. (the Company) and subsidiary at December 31, 1997 and 1996 and the results of operations for the years ended December 31, 1997 and 1996. The purpose of this discussion is to focus on information about the Company's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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


                                        (Dollars in Thousands)

                         1997        1996       1995        1994       1993
                       -----------------------------------------------------

     Earning assets    $85,764     $72,704    $59,337     $53,412    $44,860
     Deposits           77,676      65,374     55,854      50,735     42,006
     Net income          1,449       1,238        993         587        787


            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Financial Condition at December 31, 1997 and 1996

Following is a summary of the Company's balance sheets for the periods indicated:

                                         December 31,
                                       1997        1996      Increase (Decrease)
                                    (Dollars in Thousands)    Amount    Percent

Cash and due from banks            $    1,569     $3,685     $ (2,116)  (57.42)%
Interest-bearing deposits in banks        712      3,739       (3,027)  (80.96)
Securities                             17,546     14,529        3,017    20.77
Loans, net                             66,371     53,522       12,849    24.01
Premises and equipment                  1,890      1,778          112     6.30
Other assets                            2,864      1,968          896    45.53
                                       ------     ------       ------

                                   $   90,952    $79,221     $ 11,731    14.81%
                                       ======     ======       ======

Deposits                           $   77,676    $65,374     $ 12,302    18.82
Other borrowings                        3,292      5,348       (2,056)  (38.44)
Other liabilities                       1,894      1,610          284    17.64
Stockholders' equity                    8,090      6,889        1,201    17.43
                                       ------     ------       ------

                                   $   90,952    $79,221     $ 11,731    14.81%
                                       ======     ======       ======


Financial Condition at December 31, 1997 and 1996

As indicated in the above table, the Company's assets increased 14.81% during 1997. The growth was due primarily to the growth of Bartow County, the Company's primary market area, as the county is increasingly becoming a part of the expanding metropolitan Atlanta area. The most significant increase was in loans, which is a direct result of the growth of the market area. Securities increased as a result of increases in deposits. The increase was comprised of $7,580,471 in purchases of investment securities net of $2,486,909 of maturities and net of $2,386,999 of sales of available for sale securities. The loan to deposit ratio of the Company increased from 83.27% in 1996 to 86.91% in 1997. Deposit growth of $12,302,000 during 1997 was used to fund the additional loan demand and replaced other borrowings from the Federal Home Loan Bank of Atlanta.

The Board of Directors opted to declare a 2% stock dividend during 1997, therefore net earnings of $1,448,524 (net of $842 cash dividend for partial shares) were retained by the Company. Also, the unrealized gain on available-for- sale securities, net of taxes, increased by $79,448 during 1997. Stock options were exercised for $38,373 during 1997. This cash and an additional $15,536 was used to repurchase 2,135 shares of treasury stock for $53,909. Since the Company is not publicly traded, generally accepted accounting principles required a book entry reducing retained earnings by $311,610. This represents the maximum cash outlay expected should participants of the KSOP employee benefit plan exercise put options on redeemable common stock held by the KSOP. This amount was determined by the approximate market value of the stock as determined by an independent appraisal firm.

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

At December 31, 1997, the Company had loan commitments and letters of credit outstanding of $10,461,000 and $293,000, respectively. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Company has the ability on a short-term basis, to borrow and purchase Federal funds from other financial institutions. At December 31, 1997, the Bank has arrangements with commercial banks for additional short-term unsecured advances of approximately $2,750,000 and a line secured by unpledged investment securities, which had available credit of $11,649,930. Additionally, the Company had short and long term lines of credit totalling approximately $6,804,100 available from the Federal Home Loan Bank of Atlanta at December 31, 1997. This line of credit is secured by a blanket lien on the Company's real estate loan portfolio.

At December 31, 1997, the subsidiary Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The Bank's common stockholders' equity increased due to the retention of net earnings of $1,029,111. The Bank's stockholders' equity also increased due to the effect of unrealized gains in the available for sale investment portfolio of $79,448. For regulatory purposes, the net unrealized losses on securities available for sale, net of taxes, are not considered in the computation of the capital ratios.

The primary source of funds available to the Company is the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Approximately $730,000 are available to be paid as dividends by the Bank at December 31, 1997.

The minimum capital requirements to be considered well-capitalized under prompt corrective action regulatory guidelines and the actual capital ratios for the subsidiary bank as of December 31, 1997 are as follows:

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

Capability of the Company's Data Processing Software to Accommodate the Year
----------------------------------------------------------------------------
2000
----

Like many financial institutions, the Company and its subsidiary rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January
1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in the operations of the Company and believes that the Company hardware and software has been programmed to be able to accurately recognize the year 2000 issue, although there can be no assurances in this regard.

Results of Operations For The Years Ended December 31, 1997 and 1996

Following is a summary of the Company's operations for the periods indicated.

                                Year Ended December 31,
                                    1997         1996      Increase (Decrease)
                                 (Dollars in Thousands)    Amount      Percent

Interest income                 $   7,985      $  6,828    $ 1,157      16.94%

Interest expense                    3,175         2,683        492      18.38

Net interest income                 4,810         4,145        665      16.04

Provision for loan losses             300           216         84      38.89

Other income                          723           639         84      13.14

Other expense                       3,039         2,666        373      13.99

Pretax income                       2,194         1,902        292      15.35

Income taxes                          745           664         81      12.20
                                    -----         -----       ----

Net income                      $   1,449      $  1,238    $   211      17.04%
                                    =====         =====       ====


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

The net yield on average interest-earning assets decreased in 1997 to 6.13% from 6.16% in 1996. This insignificant decrease was due primarily to an increase in net average interest-earning assets being offset by slight decreases in rates. The yield on interest earning assets was 10.18% in 1997 compared to 10.15% in 1996. Yields on loans decreased to 11.53% in 1997 compared to 11.89% in 1996. This decrease was largely due the increased competition forcing lower rates on the maturing portfolio. Average interest-earning assets increased overall by $11,182,000 or 16.62%. Average interest-bearing liabilities increased by $9,260,000 or 17.12%, while the overall cost of funds increased from 4.96% in 1996 to 5.01% in 1997.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $84,000 during 1997 or 38.89%. The allowance for loan loss amounted to $1,135,477 or 1.68% of total loans outstanding at December 31, 1997 as compared to $914,266 or 1.68% of total loans outstanding at December 31, 1996. The increase in the amount of the reserve was due to increased loan growth during the year. There were no nonaccrual loans at December 31, 1997. However, there was other real estate owned totalling $112,000. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past loan loss experience, past due and classified loans, underlying collateral values and current economic conditions which may affect the borrower's ability to pay.

Other Income
------------

Other operating income consists principally of service charges on deposit accounts which increased in 1997 ($536,537 in 1997 and $473,412 in 1996). Non-interest bearing demand, interest-bearing demand and savings accounts increased 9.25% during 1997 as compared to an increase of 13.33% in the above service charges. Other income increased $30,576 during 1997 primarily due to $38,822 gain on the sale of loans. Management sold available-for-sale securities generating funds of $2,191,423 which was used for the purchase of tax-free school, county and municipal obligations. The higher tax equivalent yields on these new investments were more than sufficient to offset the $9,229 net realized losses on securities available-for-sale before the end of 1997.

Non-interest Expenses
---------------------

The increase in non-interest expenses were due primarily to the growth in the Company which resulted in increased non-interest expenses of $372,258 in 1997 or 13.96%. Salaries and employee benefits and other operating expenses are the primary components of non-interest expense. Salaries and employee benefits increased to $1,760,140 in 1997 from $1,452,141 in 1996. This increase is attributable to the increases in the average wages paid to employees, and the related payroll tax costs. Other operating expenses increased to $808,398 in 1997 from $802,660 in 1996.

Income Tax
----------

Income taxes, as a percentage of pre-tax income, decreased in 1997 to 34% from 35% in 1996. This was primarily due to the increased investment in tax exempt investment securities during 1997.

Asset/Liability Management
--------------------------

It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure an acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by individuals, partnerships and corporations.

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

At December 31, 1997, the Company's cumulative one year interest rate sensitivity gap ratio was 93.12%. The Company's targeted ratio is 90% to 120% in this time horizon. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate slightly faster than the Company's interest-earning assets. The Company is within its targeted parameters and net interest income should not be significantly affected by changes in interest rates. It is also noted that over 72% of the Company's certificates of deposit greater than $100,000 mature within the one year time horizon. The majority of these deposits are from established customers. It is management's belief that as long as the Company pays the prevailing market rate on these type deposits, the Company's liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio and the cumulative interest rate sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Company's customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

Asset/Liability Management

                                                                   After              After
                                                                   Three            One Year
                                                                   Months              But
                                                 Within             But              Within          After
                                                  Three            Within             Five           Five
                                                 Months           One Year            Years          Years            Total
                                                 ------           --------            -----          -----            -----
                                                                         (Dollars in Thousands)
Interest-earning assets:
  Interest-bearing deposits                    $     712         $      --         $      --       $      --        $      712
  Securities (2)                                   2,338             5,190             6,506           2,675            16,709
  Loans                                           31,889             7,047            27,465           1,104            67,505
                                                  ------            ------            ------           -----            ------

     Total interest earning assets             $  34,939         $  12,237         $  33,971       $   3,779        $   84,926
                                                  ======            ======            =======          =====            =======
Interest-bearing liabilities:
  Interest-bearing demand deposits             $  18,342         $      --         $      --       $      --        $   18,342
  Savings                                          4,913                --                --              --             4,913
  Time deposits, less than $100,000                2,203            15,209            14,906              --            32,318
  Time deposits, $100,000 and over                 4,875             3,825             2,232              --            10,932
  Other borrowings (1)                               326               850             2,000              --             3,169
                                                  ------            ------            ------           -----            ------

     Total interest-bearing liabilities        $  30,655         $  19,884         $  19,138       $      --        $   69,674
                                                  ------            ------            ------           -----            ------

Interest rate sensitivity gap                  $   4,284         $  (7,647)        $  14,833       $   3,779        $   15,125
                                                  ======            ======            =======          =====            =======
Cumulative interest rate
  sensitivity gap                              $   4,284         $  (3,487)        $  11,346       $  15,125
                                                  ======            ======            =======          =====

Interest rate sensitivity gap ratio                 1.14              0.62             1.78            -----
                                                  ======            ======            =======          =====
Cumulative interest rate
  sensitivity gap ratio                             1.14               .93             1.16             1.22
                                                  ======            ======            =======          =====


(1) The above amounts do not include approximately $123,000 of non-interest bearing advances from the Federal Home Loan Bank as described in the consolidated financial statements.

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


                                                           1997                                        1996
                                                           ----                                        ----
                                           Average       Income or         Yields/         Average     Income or   Yields/
                                          Balances        Expense           Rates         Balances      Expense     Rates
                                          --------       ---------         -------        --------     ---------   -------
                                                                        (Dollars in Thousands)
Interest bearing deposits in banks           2,228          136             6.10%           3,026          162        5.35%
Taxable securities                          11,904          684             5.75           12,971          696        5.37
Nontaxable securities(4)                     3,630          167             4.60            1,659           74        4.46
Unrealized losses on AFS                        14           --               --              (58)          --          --
Loans (2) (3)                               60,674        6,998            11.53           49,598        5,896       11.89
Allowance for loan losses                   (1,035)                                          (826)
Cash and due from banks                      2,832                                          2,531
Other assets                                 4,271                                          3,546
                                            ------        -----                            ------        -----
     Total                                  84,518        7,985                            72,447        6,828
                                            ======        =====                            ======        =====

Total average interest-earning assets       78,436                         10.18%          67,254                    10.15%
                                            ======                                         ======

Noninterest-bearing demand                  11,960                                         10,594
Interest-bearing demand & savings           20,528          579             2.82           19,333          588        3.04
Time                                        38,852        2,389             6.15           31,607        1,950        6.17
                                            ------        -----             ----           ------        -----        ----
   Total deposits                           71,340        2,968                            61,534        2,538
Borrowings                                   3,964          208             5.25            3,144          145        4.61
Other liabilities                            1,876                                          1,553
Stockholders' equity                         7,338                                          6,216
                                            ------        -----                            ------        -----
     Total                                  84,518        3,176                            72,447        2,683
                                            ======        =====                            ======        =====

Total interest-bearing liabilities          63,344                          5.01%          54,084                     4.96%
                                            =======                                        ======                     ====
Net interest income                                       4,809                                          4,145
                                                          =====                                          =====
Net interest spread                                                         5.17%                                     5.19%
                                                                            ====                                      ====
Net yield on average interest-earning assets                                6.13%                                     6.16%
                                                                            ====                                      ====


(1) Average balances were determined using the daily average balances during the year for each category.
(2) Average loans include nonaccrual loans and are stated net of unearned income.
(3) Interest and fees on loans includes $692,649 and $669,192 of loan fee income for the years ended December 31, 1997 and 1996, respectively. There was no significant amount of interest income recognized during 1997 or 1996 on nonaccrual loans.
(4) Yields on nontaxable securities have not been computed on a tax equivalent basis.

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

                                                1996 to 1997
                                             Increase (decrease)
                                              due to change in
                                             Rate        Volume      Total
                                             ----        ------      -----
                                                 (Dollars in Thousands)
Income from interest-earning assets:
  Interest and fees on loans              $  (180)     $  1,282     $  1,102
  Interest on taxable securities               50           (62)         (12)
  Interest on nontaxable securities             3            90           93
  Interest on interest bearing deposits        20           (46)         (26)
                                             ----         -----        -----
    Total interest income                 $  (107)     $  1,264     $  1,157
                                             ----         -----        -----

Expense from interest-bearing liabilities:
  Interest on interest-bearing
    demand and savings deposits           $    15      $    (24)    $     (9)
  Interest on time deposits                    (6)          445          441
  Interest on other borrowings                 21            42           58
                                             ----         -----        -----
    Total interest expense                $    30      $    463     $    492
                                             ----         -----        -----

      Net interest income                 $  (137)     $    801     $    709
                                             ====         =====        =====

                              INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of investment securities at the dates indicated are summarized as follows:


                                                                                       December 31,
                                                                                 1997                1996
                                                                                  (Dollars in Thousands)
     U.S. Treasury and other U.S. Government agencies and corporations         $   9,480         $   9,248
     Municipal securities                                                          4,950             2,581
     Mortgage-backed securities                                                    2,278             1,708
     Equity securities (3)                                                           837               992
                                                                                  ------            ------
                                                                               $  17,545         $  14,529
                                                                                  ======            ======

Maturities

The amounts of investment securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years.


                                                      After one year       After five years
                               One year or less     through five years     One year or less             After ten years    Total
                              Amount    Yield(1)    Amount    Yield(1)    Amount    Yield(1)   Amount   Yield(1)  Amount  Yield(1)

U.S. Treasury and
  other U.S. Government
  agencies and corporations   $ 3,300     4.99%     $ 6,180     6.22%     $   ---       ---    $    --      --    $ 9,480    5.79%


Municipal securities (2)        1,019     4.87        2,400     4.58        1,041      5.02        490    5.19      4,950    4.78

Mortgage-backed securities        500     5.06          545     6.99          482      6.21        751    6.38      2,278    6.20
                              ---------------------------------------------------------------------------------------------------

                              $ 4,819     4.98%     $ 9,125     5.83%     $ 1,523      5.40%   $ 1,241    5.91%   $16,708    5.55%
                               ======                ======                ======               ======             ======


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

                                LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                          December 31,
                                                     1997              1996
                                                     (Dollars in Thousands)

     Commercial, financial and agricultural       $  10,230         $   9,404
     Real estate-construction                        17,020            12,576
     Real estate-mortgage                            32,453            25,240
     Consumer instalment and other                    8,627             7,216
                                                     ------            ------
                                                     67,507            54,436
     Allowance for loan losses                       (1,135)             (914)
                                                     ------            ------
                   Net loans                      $  66,372         $  53,522
                                                     ======            ======


Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years and (3) after five years. The disclosure of loans by the required categories, commercial, financial, agricultural and real estate construction, is not available and would involve undue burden and expense to the Company. In making this determination, the Company has considered the estimated cost to compile the required information and its current and future electronic data processing capability.

                                                      (Dollars in Thousands)
     Maturity:
          One year or less                                    $ 27,892
          After one year through five years                     27,094
          After five years                                      12,521
                                                                ------
                                                              $ 67,507
                                                                ======

The following table summarizes loans at December 31, 1997 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                      (Dollars in Thousands)

          Predetermined interest rates                        $ 24,946
          Floating or adjustable interest rates                 14,669
                                                                ------
                                                              $ 39,615
                                                                ======

Risk Elements

Information with respect to nonaccrual, past due and restructured loans at December 31, 1997 and 1996 is as follows:

                                                               December 31,
                                                           1997            1996
                                                          (Dollars in Thousands)

Nonaccrual loans                                           $ --            $ --
Loans contractually past due ninety days or more
  as to interest or principal payments and still accruing    96              80
Restructured loans                                           --              --
Loans, now current about which there are serious
  doubts as to the ability of the borrower to comply
  with loan repayment terms                                  --              --
Interest income that would have been recorded on
  nonaccrual and restructured loans under original terms     --              --
Interest income that was recorded on nonaccrual and
  restructured loans                                         --              --

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


                                                      Years Ended December 31,
                                                        1997            1996
                                                       (Dollars in Thousands)
    Average amount of loans outstanding              $  60,674       $  49,598
                                                        ======          ======

    Balance of allowance for loan losses
         at beginning of period                      $     914       $     705
                                                        ------          ------

    Loans charged off
         Commercial, financial and agricultural      $      (1)      $      (6)
         Real estate loans                                  (6)            ---
         Instalment                                       (129)            (81)
                                                        ------          ------
                                                     $    (136)      $     (87)
                                                        ------          ------

    Loans recovered
         Commercial, financial and agricultural      $       1       $      23
         Real estate loans                                   1               6
         Instalment                                         55              51
                                                        ------          ------
                                                     $      57       $      80
                                                        ------          ------

    Net charge-offs                                  $     (79)      $      (7)
                                                        ------          ------

    Additions to allowance charged to operating
         expense during period                       $     300       $     216
                                                        ------          ------

    Balance of allowance for loan losses
         at end of period                            $   1,135       $     914
                                                        ------          ------

    Ratio of net loans charged off during the
    period to average loans outstanding                   0.13%           0.01%
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

As of December 31, 1997 and 1996, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans as of the indicated dates is as follows:


                                                              December 31, 1997                    December 31, 1996
                                                             Percent of loans in                  Percent of loans in
                                                                each category                        each category
                                             Amount            to total loans         Amount        to total loans
                                                                      (Dollars in Thousands)
Commercial, financial and
   agricultural                             $    875                10.43%          $     366            17.28%
Real estate - construction                       102                25.21                 137            23.10
Real estate - mortgage                           118                51.58                 311            46.36
Consumer instalment and other                     40                12.78                 100            13.26
                                                  --                -----                 ---            -----
                                            $  1,135               100.00%          $     914           100.00%
                                               =====               ======                 ===           ======


                                   DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the years indicated are presented below. (1)

                                                   Year Ended December 31,
                                                  1997                1996

                                             Amount   Percent   Amount   Percent
                                                    (Dollars in Thousands)

Noninterest-bearing demand deposits         $ 11,960      --%  $ 10,594      --%
Interest-bearing demand deposits & savings    20,528    2.82     19,333    3.04
Time deposits                                 38,852    6.15     31,607    6.17
                                              ------             ------
  Total deposits                            $ 71,340           $ 61,534
                                              ======             ======

(1) Average balances were determined using the daily average balances during the year for each category.

The amounts of time deposits issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months,
(3) over six through twelve months and (4) over twelve months.

                                                   (Dollars in Thousands)

Three months or less                                    $      4,875
Over three through six months                                  1,623
Over six months through twelve months                          2,202
Over twelve months                                             2,232
                                                             -------
              Total                                     $     10,932
                                                            ========


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the years indicated is presented below.

                                                   Year Ended December 31,
                                                    1997             1996

Return on assets (1)                                1.74%            1.71%
Return on equity (2)                               19.35            19.91
Dividend payout ratio (3)                            ---            10.07
Equity to assets ratio (4)                          8.68             8.58

(1)  Net income divided by average total assets.
(2)  Net income divided by average equity.
(3) Dividends declared per share of common stock divided by diluted net income per share.
(4)  Average equity divided by average total assets.

ITEM 7.    FINANCIAL STATEMENTS.

             [Financial Statements being on next page]

                ---------------------------------------

                     FIRST COMMUNITY BANCORP, INC.
                             AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 1997

                ---------------------------------------

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 1997

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page

INDEPENDENT AUDITOR'S REPORT..................................................1

FINANCIAL STATEMENTS

     Consolidated balance sheets..............................................2
     Consolidated statements of income........................................3
     Consolidated statements of stockholders' equity..........................4
     Consolidated statements of cash flows..............................5 and 6
     Notes to consolidated financial statements............................7-33

                          INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------


To the Board of Directors
First Community Bancorp, Inc.
  and Subsidiary
Cartersville, Georgia


     We have audited the accompanying consolidated balance sheets of First Community Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                        /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
January 30, 1998

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

==============================================================================================================================
                                     Assets                                                 1997                    1996
                                                                                     -----------------        ----------------
Cash and due from banks                                                              $      1,568,785         $     3,685,230
Interest-bearing deposits in banks                                                            711,998               3,739,163
Securities available-for-sale                                                              12,493,723              10,326,359
Securities held-to-maturity, at cost (fair value of $ 5,039,031
    and $4,154,118)                                                                         5,051,607               4,202,450

Loans                                                                                      67,506,857              54,436,430
Less allowance for loan losses                                                              1,135,477                 914,266
                                                                                     -----------------        ----------------
          Loans, net                                                                       66,371,380              53,522,164

Premises and equipment                                                                      1,890,272               1,778,201
Other assets                                                                                2,864,010               1,967,631
                                                                                     -----------------        ----------------

          Total assets                                                               $     90,951,775         $    79,221,198
                                                                                     =================        ================

        Liabilities, Redeemable Common Stock, and Stockholders' Equity

Deposits
    Noninterest-bearing demand                                                       $     11,170,681         $    12,609,298
    Interest-bearing demand                                                                18,341,892              14,545,120
    Savings                                                                                 4,912,634               4,355,535
    Time, $100,000 and over                                                                10,932,354               8,952,875
    Other time                                                                             32,318,480              24,910,718
                                                                                     -----------------        ----------------
          Total deposits                                                                   77,676,041              65,373,546
Other borrowings                                                                            3,291,650               5,348,450
Other liabilities                                                                           1,894,520               1,610,464
                                                                                     -----------------        ----------------
          Total liabilities                                                                82,862,211              72,332,460
                                                                                     -----------------        ----------------

Commitments and contingent liabilities

Redeemable common stock held by KSOP, 12,341 shares outstanding at December 31,
    1997, at fair value,
    net of Company loan to KSOP                                                                     -                       -

Stockholders' equity
    Common stock, par value $1; 10,000,000 shares
       authorized; 427,745 and 415,103 issued, respectively                                   427,745                 415,103
    Capital surplus                                                                         3,861,349               3,627,104
    Retained earnings                                                                       3,777,356               2,848,956
    Treasury stock, 2,135 shares at December 31, 1997                                         (53,909)                      -
    Unrealized gains (losses) on securities available-for-sale,
        net of tax                                                                             77,023                  (2,425)
                                                                                     -----------------        ----------------
          Total stockholders' equity                                                        8,089,564               6,888,738
                                                                                     -----------------        ----------------

          Total liabilities, redeemable common stock,
            and stockholders' equity                                                 $     90,951,775         $    79,221,198
                                                                                     =================        ================

See Notes to Consolidated Financial Statements.

                          FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

================================================================================

                                                                           1997                     1996
                                                                    -------------------    -------------------
Interest income
    Loans                                                            $       6,998,384      $       5,895,861
    Taxable securities                                                         684,335                696,228
    Nontaxable securities                                                      166,959                 73,304
    Deposits in banks                                                          135,595                162,350
                                                                    -------------------    -------------------
          Total interest income                                              7,985,273              6,827,743
                                                                    -------------------    -------------------

Interest expense
    Deposits                                                                 2,967,625              2,537,622
    Federal funds purchased                                                          -                    889
    Other borrowings                                                           207,720                144,044
                                                                    -------------------    -------------------
          Total interest expense                                             3,175,345              2,682,555
                                                                    -------------------    -------------------

          Net interest income                                                4,809,928              4,145,188
Provision for loan losses                                                      299,893                216,000
                                                                    -------------------    -------------------
          Net interest income after provision for loan losses                4,510,035              3,929,188
                                                                    -------------------    -------------------

Other income
    Service charges on deposit accounts                                        536,537                473,412
    Other operating income                                                     196,147                165,571
    Net realized (losses) on securities available-for-sale                      (9,229)                     -
                                                                    -------------------    -------------------
          Total other income                                                   723,455                638,983
                                                                    -------------------    -------------------

Other expenses
    Salaries and employee benefits                                           1,760,140              1,452,141
    Equipment and occupancy expenses                                           470,251                411,730
    Other operating expenses                                                   808,398                802,660
                                                                    -------------------    -------------------
          Total other expenses                                               3,038,789              2,666,531
                                                                    -------------------    -------------------

          Income before income taxes                                         2,194,701              1,901,640

Income tax expense                                                             745,335                664,102
                                                                    -------------------    -------------------

          Net income                                                 $       1,449,366      $       1,237,538
                                                                    ===================    ===================

Basic earnings per common share                                      $            3.43      $            2.98
                                                                    ===================    ===================

Diluted earnings per common share                                    $            3.38      $            2.94
                                                                    ===================    ===================

See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

================================================================================


                                                                                                          Unrealized
                                                                                                         Gains (Losses)
                                                                                                         on Securities
                                        Common Stock                                 Treasury Stock       Available     Total
                                  ----------------------    Capital     Retained  ---------------------    for-Sale   Stockholders'
                                    Shares     Par Value    Surplus     Earnings    Shares       Cost     Net of Tax    Equity
                                  ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December 31, 1995         415,103    $ 415,103   $ 3,627,104 $ 1,735,949         -   $       -    $  (3,669) $ 5,774,487
    Net income                          -            -             -    1,237,538         -           -           -     1,237,538
    Cash dividends declared,
        $.30 per share                  -            -             -     (124,531)        -           -           -      (124,531)
    Net change in unrealized
        gains (losses) on
        securities available-for-
        sale, net of tax                -            -             -           -          -           -        1,244        1,244
                                  ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December 31, 1996         415,103      415,103     3,627,104   2,848,956         -           -       (2,425)   6,888,738
    Net income                          -            -             -    1,449,366         -           -           -     1,449,366
    2% stock dividend                8,258        8,258       200,256    (209,356)        -           -           -          (842)
    Exercise of stock options        4,384        4,384        33,989          -          -           -           -        38,373
    Purchase of treasury stock          -            -             -           -       2,135     (53,909)         -       (53,909)
    Adjustment for shares
          owned by KSOP                 -            -             -     (311,610)        -           -           -      (311,610)
   Net change in unrealized
        gains (losses) on
        securities available-for-
        sale, net of tax                -            -             -           -          -           -       79,448       79,448
                                  ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, December 31, 1997         427,745    $ 427,745   $ 3,861,349 $ 3,777,356      2,135  $  (53,909)  $  77,023  $ 8,089,564
                                  =========== =========== =========== =========== =========== =========== =========== ===========


See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

==============================================================================================================================

                                                                                      1997                        1996
                                                                             -----------------------   -----------------------
OPERATING ACTIVITIES
    Net income                                                               $            1,449,366      $          1,237,538
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                        222,143                   216,494
        Provision for loan losses                                                           299,893                   216,000
        Deferred income taxes                                                               (97,295)                  (86,472)
        Loss on sale of securities available-for-sale                                         9,229                         -
        Increase in interest receivable                                                    (203,700)                  (38,741)
        Increase in interest payable                                                         44,729                   198,233
        Decrease in income taxes payable                                                    (59,142)                 (295,087)
        Other operating activities                                                          112,912                     7,911
                                                                             -----------------------   -----------------------

          Net cash provided by operating activities                                       1,778,135                 1,455,876
                                                                             -----------------------   -----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                           (6,631,404)               (7,024,930)
    Proceeds from maturities of securities available-for-sale                             2,386,999                 2,508,434
    Proceeds from sales of securities available-for-sale                                  2,191,423                         -
    Purchases of securities held-to-maturity                                               (949,067)                 (203,546)
    Proceeds from maturities of securities held-to-maturity                                  99,910                 2,699,553
    Net decrease in interest-bearing deposits in banks                                    3,027,165                   967,430
    Net increase in loans                                                               (13,331,309)              (12,319,998)
    Purchase of premises and equipment                                                     (334,214)                 (249,663)
    Purchase of life insurance policies                                                    (271,790)                        -
                                                                             -----------------------   -----------------------

          Net cash used in investing activities                                         (13,812,287)              (13,622,720)
                                                                             -----------------------   -----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                             12,302,495                 9,519,410
    Proceeds from other borrowings                                                        2,000,000                 4,000,000
    Repayment of other borrowings                                                        (4,056,800)                  (56,800)
    Dividends paid                                                                             (842)                 (124,531)
    Proceeds from exercise of stock options                                                  38,373                         -
    Purchase of treasury stock                                                              (53,909)                        -
    Increase in loan to KSOP                                                               (311,610)                        -
                                                                             -----------------------   -----------------------

          Net cash provided by financing activities                                       9,917,707                13,338,079
                                                                             -----------------------   -----------------------

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

================================================================================

                                                                              1997                     1996
                                                                       -------------------    -------------------
Net increase (decrease) in cash and due from banks                     $       (2,116,445)     $       1,171,235

Cash and due from banks at beginning  of year                                   3,685,230              2,513,995
                                                                       -------------------     ------------------

Cash and due from banks at end of year                                 $        1,568,785      $       3,685,230
                                                                       ===================     ==================

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                                                       $        3,130,616      $       2,484,322

        Income taxes                                                   $          901,772      $       1,045,661

NONCASH TRANSACTIONS
    Unrealized gains on securities available-for-sale                  $         (123,611)     $          (1,974)

    Principal balances of loans transferred to other real estate       $          182,200      $               -

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

            The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Securities

            Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax. Equity securities without a readily determinable fair value are carried at cost.

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

            Net loan origination fees and costs incurred for loans are deferred and recognized as income over the life of the loan.

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

            Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Earnings Per Common Share

            Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

         Recent Accounting Pronouncements

            The Financial Accounting Standards Board (FASB) has issued, and the Company has adopted, Statement of Financial Accounting Standards
            (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this statement did not have a material effect on the Company's financial statements.

            The FASB has issued, and the Company has adopted, SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator for the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements (Continued)

            The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the SFAS to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for periods beginning after December 15, 1997.


NOTE 2.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                      Gross            Gross
                                                   Amortized        Unrealized      Unrealized          Fair
                                                      Cost            Gains           Losses            Value
                                               ----------------- ---------------  --------------  ----------------
         Securities Available-for-Sale
            December 31, 1997:
                 U. S. Government and agency
                   securities                  $      5,149,123  $       31,589   $       (389)   $     5,180,323
                 State and municipal                  4,110,359          86,919          -              4,197,278
                 securities
                 Mortgage-backed securities           2,277,312           8,144         (6,502)         2,278,954
                 Equity securities                      837,168           -              -                837,168
                                               ----------------- ---------------  --------------  ----------------
                                               $     12,373,962  $      126,652   $     (6,891)   $    12,493,723
                                               ================= ===============  ==============  ================
            December 31, 1996:
                 U. S. Government and agency
                   securities                  $      5,445,927  $       18,416   $    (15,276)   $     5,449,067
                 State and municipal                  2,167,026          10,319           (308)         2,177,037
                 securities
                 Mortgage-backed securities           1,725,188             556        (17,557)         1,708,187
                 Equity securities                      992,068           -              -                992,068
                                               ----------------- ---------------  --------------  ----------------
                                               $     10,330,209  $       29,291   $    (33,141)   $    10,326,359
                                               ================= ===============  ==============  ================

         Securities Held-to-Maturity
            December 31, 1997:
                 U. S. Government and agency
                  securities                    $     4,299,179   $         918   $    (17,390)   $     4,282,707
                 State and municipal securities         752,428           3,969            (73)           756,324
                                                ----------------  --------------  --------------  ----------------
                                                $     5,051,607   $       4,887   $    (17,463)   $     5,039,031
                                                ================  ==============  ==============  ================

            December 31, 1996:
                 U. S. Government and agency
                  securities                    $     3,798,988   $           -   $    (45,787)   $     3,753,201
                 State and municipal securities         403,462               -         (2,545)           400,917
                                                ----------------  --------------  --------------  ----------------
                                                $     4,202,450   $           -   $    (48,332)   $     4,154,118
                                                ================  ==============  ==============  ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 2.  SECURITIES (Continued)

         The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities and equity securities are not included in the maturity categories in the following summary.


                                             Securities Available-for-Sale         Securities Held-to-Maturity
                                           ----------------------------------    ---------------------------------
                                               Amortized           Fair             Amortized            Fair
                                                 Cost              Value               Cost             Value
                                           ----------------  ----------------    ---------------   ---------------
         Due in one year or less           $       570,000   $       571,063     $    3,749,452    $    3,734,899
         Due from one year to five years         7,448,374         7,519,968          1,099,179         1,097,654
         Due from five to ten years              1,041,108         1,082,233            -                 -
         Due after ten years                       200,000           204,337            202,976           206,478
         Mortgage-backed securities              2,277,312         2,278,954            -                 -
         Equity securities                         837,168           837,168            -                 -
                                           ----------------  ----------------    ---------------   ---------------
                                           $    12,373,962   $    12,493,723     $    5,051,607    $    5,039,031
                                           ================  ================    ===============   ===============

         Securities with a carrying value of $3,887,000 and $4,408,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

         Gains and losses on sales of securities available-for-sale consist of the following:

                                                             December 31,
                                                   --------------------------
                                                      1997          1996
                                                   ------------  ------------

         Gross gains                               $      652    $         -
         Gross losses                                  (9,881)             -
                                                   ------------  ------------
         Net realized losses                       $   (9,229)   $         -
                                                   ============  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                                                         December 31,
                                                                             -------------------------------------
                                                                                    1997                1996
                                                                             -----------------    ----------------
            Commercial, financial, and agricultural                          $      7,038,000     $     9,404,000
            Real estate - construction                                             17,020,000          12,576,000
            Real estate - mortgage                                                 34,985,000          25,374,000
            Consumer instalment and other                                           8,626,997           7,215,989
                                                                             -----------------    ----------------
                                                                                   67,669,997          54,569,989
            Unearned income                                                         (163,140)           (133,559)
            Allowance for loan losses                                             (1,135,477)           (914,266)
                                                                             -----------------    ----------------
            Loans, net                                                       $     66,371,380     $    53,522,164
                                                                             =================    ================
         Changes in the allowance for loan losses are as follows:
                                                                                         December 31,
                                                                             -------------------------------------
                                                                                    1997                1996
                                                                             -----------------    ----------------
            Balance, beginning of year                                       $        914,266     $       705,473
               Provision for loan losses                                              299,893             216,000
               Loans charged off                                                    (138,307)            (87,385)
               Recoveries of loans previously charged off                              59,625              80,178
                                                                             -----------------    ----------------
            Balance, end of year                                             $      1,135,477     $       914,266
                                                                             =================    ================

                  Management has identified no material amounts of loans considered to be impaired as defined by Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" as of December 31, 1997 and 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

         The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Bank. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1997 are as follows:

            Balance, beginning of year                                                             $      1,406,518
               Advances                                                                                     744,657
               Repayments                                                                               (1,091,242)
                                                                                                   -----------------
            Balance, end of year                                                                   $      1,059,933
                                                                                                   =================

NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                         December 31,
                                                                             --------------------------------------
                                                                                    1997                 1996
                                                                             -----------------    -----------------
            Land                                                             $        393,035     $        393,035
            Buildings                                                               1,231,077            1,124,885
            Equipment                                                               1,558,675            1,254,941
            Construction and equipment installation in progress                             -               86,571
                                                                             -----------------    -----------------
                                                                                    3,182,787            2,859,432
            Accumulated depreciation                                                1,292,515            1,081,231
                                                                             -----------------    -----------------
                                                                             $      1,890,272     $      1,778,201
                                                                             =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 5.  OTHER BORROWINGS

         Other borrowings consisted of the following Federal Home Loan Bank advances:

                                                                                           December 31,
                                                                               -------------------------------------
                                                                                      1997                1996
                                                                               -----------------   -----------------
             5.53% interest only, payable monthly, principal due in 1998.      $        850,000    $        850,000
             Noninterest-bearing, payable quarterly in instalments of                   123,250             140,250
                $4,250.  This advance bears no interest due to the Bank
                qualifying under the FHLB Affordable Housing Program.
                 6.28% interest and principal payable semiannually.
                Principal due in instalments of $19,900.
             Variable rate interest only, payable monthly, principal                    318,400             358,200
                due September 1997.  Interest is adjusted daily based
                upon the overnight deposit rate of the FHLB plus .25%
                (6.28% at December 31, 1997).
             5.66% interest only, payable quarterly, principal due in 2002.           2,000,000           4,000,000
                                                                               -----------------   -----------------
                                                                               $      3,291,650    $      5,348,450
                                                                               =================   =================

         The Company's advances from the Federal Home Loan Bank are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Company's stock in the Federal Home Loan Bank of Atlanta.

         Advances at December 31, 1997 have maturities in future years as follows:

            Year Ending December 31,                 Amount
            -----------------------            -----------------

               1998                            $        886,900
               1999                                      36,900
               2000                                      36,900
               2001                                      36,900
               2002                                   2,036,900
               Later years                              257,150
                                               -----------------
                                               $      3,291,650
                                               =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 6.  EMPLOYEE BENEFIT PLANS

         Employee Stock Ownership Plan with 401(k) Provisions (KSOP):

            During 1997, the Company's 401(k) retirement plan was converted into an Employee Stock Ownership Plan with 401(k) retirement plan provisions (KSOP). The KSOP covers all employees subject to certain minimum age and service requirements. Contributions charged to expense for the year ended December 31, 1997 and 1996 were $71,337 and $35,575, respectively.

            In accordance with the KSOP, the Company is expected to honor the rights of certain participants to diversify their account balances or to liquidate their ownership of the common stock in the event of distribution. The purchase price of the common stock would be based on the fair market value of the Company's common stock as of the annual valuation date which precedes the date the put option is exercised. No participant has exercised these rights since the inception of the KSOP, and no significant cash outlay is expected during 1998. However, since the redemption of common stock is outside the control of the Company, the Company's maximum cash obligation in the amount of $311,610 which is based on the approximate market price of common stock as of the reporting date has been presented outside of stockholders' equity. The amount presented as redeemable common stock held by the KSOP in the consolidated balance sheet has been reduced by a loan from the Company to the KSOP in an amount equal to the maximum cash obligation. The Company's maximum cash obligation has been reflected as a reduction of retained earnings.

            At December, the KSOP held 12,341 allocated shares. Shares held by the KSOP are considered outstanding for purposes of calculating the Company's earnings per common share.

         Deferred Compensation Agreements:

            The Company has deferred compensation agreements with its directors and certain key employees providing for future monthly periodic payments which commence at retirement. At December 31, 1997 and 1996, $28,883 and $12,114, respectively, had been accrued under these agreements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 6.  EMPLOYEE BENEFIT PLANS (Continued)

         Deferred Compensation Agreements: (Continued)

            The Company is also the owner and beneficiary of life insurance policies on the lives of its directors and certain key employees. The Company intends to use these policies to fund the directors' and employees' deferred compensation described above. The carrying value of the policies was $1,231,647 and $955,671 at December 31, 1997 and 1996, respectively.

         Common Stock Options:

            The Company has reserved 20,400 shares of common stock for issuance to key employees under a qualified stock option plan. Options are granted at prices equal to or greater than the fair market value of the shares at the date of grant, and are exercisable at a rate of 20% per year beginning with the initial grant date. The options expire seven years from the date of grant. At December 31, 1997, 3,213 options, net of terminations, have been granted under this plan.

            The Company has also granted stock options to the president of the Company under an employment agreement. The agreement provides for the purchase of 4,234 shares of common stock. The exercise price is based on the book value of the shares at the date of grant. The options expire in 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 6.  EMPLOYEE BENEFIT PLANS (Continued)

         Common Stock Options: (Continued)

            The Company has also reserved 70,000 shares of common stock for issuance to key employees and directors under an incentive stock option plan. Options are granted at prices equal to the fair market value of the shares at the date of grant, and are exercisable seven years from the initial grant date. The options expire ten years from the date of the grant. At December 31, 1997, 56,874 options, net of terminations, have been granted under this plan.

                                                                             December 31,
                                                       ---------------------------------------------------------
                                                                  1997                          1996
                                                       ---------------------------  ----------------------------
                                                                       Weighted-                     Weighted-
                                                                       average                        average
                                                                       Exercise                      Exercise
                                                         Number          Price        Number           Price
                                                       ------------ --------------  ------------  --------------
            Under option, beginning of year                 12,803  $       10.12        13,109   $       10.21
               Granted                                      66,054          25.25             -               -
               Exercised                                   (4,384)           8.75             -               -
               Terminated                                 (10,302)          23.99         (306)           14.04
                                                       ------------                 ------------
            Under option, end of year                       64,171          23.56        12,803           10.12
                                                       ============                 ============

            Exercisable, end of year                         6,369           9.79        10,692            9.32
                                                       ============                 ============

            Weighted-average fair value of
               options granted during the year               $5.82                  $          -
                                                       ============                 ============
                                                                                                    Weighted-
                                                                                                     average
                                                                                       Weighted-    Remaining
                                                                                        average    Contractual
                                                                      Range of         Exercise      Life in
                                                        Number         Prices            Price        Years
                                                      -----------  --------------- --------------- -------------
            Under Option, End of Year                      4,234   $         7.88  $       7.88               1
                                                           3,063      12.25-15.81         13.84               4
                                                          56,874            25.25         25.25              10
                                                      -----------
                                                          64,171                          23.56               9
                                                      ===========



            Options Exercisable, End of Year               4,234   $         7.88  $       7.88               1
                                                           2,135      12.25-15.81         13.58               4
                                                      ===========
                                                           6,369                           9.79               2
                                                      ===========

            As permitted by SFAS No. 123 ("Accounting for Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1997 and 1996. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and earnings per share would have been reduced as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 6.  EMPLOYEE BENEFIT PLANS (Continued)

         Common Stock Options:  (Continued)

                                                                              December 31, 1997
                                                             -----------------------------------------------------
                                                                                     Basic             Diluted
                                                                                    Earnings          Earnings
                                                               Net Income          Per Share         Per Share
                                                             ---------------    ---------------   ----------------
            As reported                                      $    1,449,366     $         3.43    $          3.38
            Stock-based compensation,
               net of related tax effect                           (29,772)             (0.07)             (0.07)
                                                             ---------------    ---------------   ----------------
            As adjusted                                      $    1,419,594     $         3.36    $          3.31
                                                             ===============    ===============   ================
                                                                              December 31, 1996
                                                             -----------------------------------------------------
                                                                                     Basic             Diluted
                                                                                    Earnings          Earnings
                                                               Net Income          Per Share         Per Share
                                                             ---------------    ---------------   ----------------
            As reported                                      $    1,237,538     $         2.98    $          2.94
            Stock-based compensation,
               net of related tax effect                                  -                  -                  -
                                                             ---------------    ---------------   ----------------
            As adjusted                                      $    1,237,538     $         2.98    $          2.94
                                                             ===============    ===============   ================

            The fair value of the options granted during the year was based upon the discounted value of future cash flows of the options using the following assumptions:

                                                                                                         1997
                                                                                                   ----------------
                Risk-free rate                                                                               6.13%
                Expected life of the options                                                               7 Years
                Expected dividends (as a percent of the fair value of the stock)                             1.98%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 7.  INCOME TAXES

         The components of income tax expense are as follows:

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     1997                1996
                                                                              -----------------   -----------------
            Current                                                           $        842,630    $        750,574
            Deferred                                                                  (97,295)            (86,472)
                                                                              -----------------   -----------------
                Income tax expense                                            $        745,335    $        664,102
                                                                              =================   =================

         The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                               December 31,
                                                        -----------------------------------------------------------
                                                                    1997                           1996
                                                        ----------------------------   ----------------------------
                                                            Amount        Percent          Amount         Percent
                                                        ---------------  -----------   ---------------   ----------
            Income taxes at statutory rate              $      746,199       34 %      $      646,557        34 %
               Tax-exempt interest                            (49,109)      (2)              (24,923)       (1)
               State income taxes                               46,585        2                40,218         2
               Other items, net                                  1,660        -                 2,250         -
                                                        ---------------  -----------   ---------------   ----------
            Income tax expense                          $      745,335       34 %      $      664,102        35 %
                                                        ===============  ===========   ===============   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 7.  INCOME TAXES (Continued)

                  The components of deferred income taxes are as follows:


                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     1997                1996
                                                                              -----------------   -----------------
            Deferred tax assets:
               Loan loss reserves                                             $        389,046    $        311,892
               Deferred loan fees                                                       61,562              45,923
               Directors fees                                                           22,182               8,666
               Securities available-for-sale                                                 -               1,424
                                                                              -----------------   -----------------
                                                                                       472,790             367,905
                                                                              -----------------   -----------------

            Deferred tax liabilities:
               Depreciation                                                             47,911              38,895
               Securities available-for-sale                                            42,739              38,895
               Other                                                                     2,792               2,794
                                                                              -----------------   -----------------
                                                                                        93,442              80,584
                                                                              -----------------   -----------------

            Net deferred tax assets                                           $        379,348    $        287,321
                                                                              =================   =================


NOTE 8.  EARNINGS PER COMMON SHARE

         The following is a reconciliation of net income (the numerator) and weighted-average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):


                                                                         Year Ended December 31, 1997
                                                         --------------------------------------------------------------
                                                               Net                   Weighted-
                                                              Income              Average Shares           Per share
                                                            (Numerator)            (Denominator)             Amount
                                                         -----------------      ------------------       --------------
             Basic EPS                                    $    1,449,366                422,891           $       3.43
                                                                                                          =============
             Effect of Dilutive Securities

                Stock options                                          -                  5,977
                                                          ---------------          -------------
             Diluted EPS                                  $    1,449,366                428,868           $       3.38
                                                          ===============          =============          =============
             Basic EPS                                    $    1,237,538                415,103           $       2.98
                                                                                                          =============
             Effect of Dilutive Securities
                Stock options                                          -                  6,590
                                                          ---------------         --------------
             Diluted EPS                                  $    1,237,538                421,693           $       2.94
                                                          ===============         ==============          =============


NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

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

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:


                                                                                        December 31,
                                                                            --------------------------------------
                                                                                   1997                 1996
                                                                            -----------------    -----------------
            Commitments to extend credit                                    $     10,461,000     $      8,919,403
            Standby letters of credit                                                293,000              393,100
                                                                            -----------------    -----------------
                                                                            $     10,754,000     $      9,312,503
                                                                            =================    =================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

         On September 9, 1996, the Company entered into a lease agreement for the lease of an operations facility under a noncancelable agreement which expires on August 30, 2001, with an option to renew for five successive periods of twelve months each. The lease requires the payment of normal maintenance utilities and insurance on the property.

         The total minimum rental commitment at December 31, 1997 is due as follows:

            During the year ending December 31:
                  1998                                        $         31,200
                  1999                                                  31,200
                  2000                                                  31,200
                  2001                                                  20,800
                                                              -----------------
                                                              $        114,400
                                                              =================

         The total rental expense for the years ended December 31, 1997 and 1996 was $31,200 and $10,400, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 10. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential, and consumer loans to customers in Bartow County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

         Seventy-seven percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $1,400,000.


NOTE 11. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $730,000 of retained earnings were available for dividend declaration without regulatory approval.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 11. REGULATORY MATTERS (Continued)

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company and Bank's actual capital amounts and ratios are presented in the following table:


                                                                                                         To Be Well
                                                                               For Capital            Capitalized Under
                                                                                 Adequacy             Prompt Corrective
                                                      Actual                     Purposes             Action Provisions
                                            ---------------------------  ------------------------- ------------------------
                                                Amount         Ratio         Amount        Ratio       Amount       Ratio
                                            ---------------  ----------  ---------------  -------- ---------------  -------
                                                                        (Dollars in Thousands)
                                            -------------------------------------------------------------------------------
            As of December 31, 1997:
              Total Capital
                 (to Risk Weighted Assets):
                 Consolidated               $        9,161      13.74%   $        5,334        8%  $        6,667      10%
                 Bank                       $        8,742      13.11%   $        5,334        8%  $        6,667      10%
              Tier I Capital
                 (to Risk Weighted Assets):
                 Consolidated               $        8,324      12.49%   $        2,667        4%  $        4,001       6%
                 Bank                       $        7,905      11.86%   $        2,667        4%  $        4,001       6%
              Tier I Capital
                 (to Average Assets):
                 Consolidated               $        8,324       9.20%   $        3,618        4%  $        4,523       5%
                  Bank                      $        7,905       8.74%   $        3,618        4%  $        4,523       5%
            As of December 31, 1996:
              Total Capital
                 (to Risk Weighted Assets):
                 Consolidated               $        7,561      14.17%   $        4,269        8%  $        5,336      10%
                 Bank                       $        7,546      14.15%   $        4,266        8%  $        5,333      10%
              Tier I Capital
                 (to Risk Weighted Assets):
                 Consolidated               $        6,891      12.92%   $        2,133        4%  $        3,200       6%
                 Bank                       $        6,876      12.89%   $        2,134        4%  $        3,201       6%
              Tier I Capital
                 (to Average Assets):
                 Consolidated               $        6,891       8.79%   $        3,136        4%  $        3,920       5%
                  Bank                      $        6,876       8.77%   $        3,136        4%  $        3,920       5%


            The Company has a "Stock Repurchase Program" whereby the Company may purchase shares from the stockholders at a price equal to the fair value of the stock at its most recent valuation date, up to an aggregate dollar limit of $100,000 during any one calendar year. Shares are purchased on a "first-come" basis until the $100,000 limit is reached or the end of the calendar year. For the year ended December 31, 1997, 2,135 shares of treasury stock have been purchased under this program.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Deposits:

            The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

         Other Borrowings:

            The carrying amounts of the Company's other borrowings approximate their fair values.

         Accrued Interest:

            The carrying amounts of accrued interest approximate their fair values.

         Off-Balance Sheet Instruments:

            Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Off-Balance Sheet Instruments: (Continued)

            The estimated fair values of the Company's financial instruments were as follows:


                                                     December 31, 1997                    December 31, 1996
                                             ----------------------------------   ----------------------------------
                                                Carrying            Fair              Carrying            Fair
                                                 Amount             Value              Amount             Value
                                             ----------------  ----------------   ----------------  ----------------
         Financial assets:
            Cash, due from banks
               and interest-bearing deposits
               in banks                      $     2,280,783   $     2,280,783    $     7,424,393   $     7,424,393
            Securities available-for-sale         12,493,723        12,493,723         10,326,359        10,326,359
            Securities held-to-maturity            5,051,607         5,039,031          4,202,450         4,154,118
            Loans                                 66,371,380        68,785,749         53,522,164        55,190,506
            Accrued interest receivable              767,020           767,020            563,320           563,320

         Financial liabilities:
            Deposits                              77,676,041        77,875,598         65,373,546        65,676,561
            Other borrowings                       3,291,650         3,291,650          5,348,450         5,348,450
            Accrued interest payable               1,321,490         1,321,490          1,366,219         1,366,219


NOTE 13. SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses in excess of 1% of income are as follows:


                                                                                      December 31,
                                                                          --------------------------------------
                                                                                 1997                 1996
                                                                          -----------------    -----------------
            Stationery and supplies                                       $         80,791     $         79,913
            Other service fees                                                      76,301               75,227
            Directors fees                                                         106,614               63,500


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 14. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of income, and cash flows of First Community Bancorp, Inc. as of and for the years ended December 31, 1997 and 1996:

                            CONDENSED BALANCE SHEETS


                                                                                    1997                 1996
                                                                             -----------------    -----------------
            Assets
               Cash                                                          $         87,179     $          9,983
               Investment in subsidiary                                             7,982,252            6,873,693
               Other assets                                                            20,133                5,062
                                                                             -----------------    -----------------

                          Total assets                                       $      8,089,564     $      6,888,738
                                                                             =================    =================

            Stockholders' equity                                             $      8,089,564     $      6,888,738
                                                                             =================    =================


                                                 CONDENSED STATEMENTS OF INCOME

                                                                                    1997                 1996
                                                                             -----------------    -----------------

            Income, dividends from subsidiary                                $        431,041     $        139,531

            Expense, other                                                             17,392               13,530
                                                                             -----------------    -----------------

                          Income before income tax benefits and
                           equity in undistributed income of subsidiary               413,649              126,001

            Income tax benefits                                                       (6,606)              (5,062)
                                                                             -----------------    -----------------

                          Income before equity in undistributed income
                           of subsidiary                                              420,255              131,063

            Equity in undistributed income of subsidiary                            1,029,111            1,106,475
                                                                             -----------------    -----------------

                          Net income                                         $      1,449,366     $      1,237,538
                                                                             =================    =================


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 14. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   1997                 1996
                                                                            -----------------    -----------------
         OPERATING ACTIVITIES
            Net income                                                      $      1,449,366     $      1,237,538
            Adjustments to reconcile net income to net
                cash provided by operating activities:
                Undistributed income of subsidiary                                (1,029,111)          (1,106,475)
                Other operating activities                                           (15,071)                (105)
                                                                            -----------------    -----------------

                         Net cash provided by operating activities                   405,184              130,958
                                                                            -----------------    -----------------

         FINANCING ACTIVITIES
            Dividends paid                                                              (842)            (124,531)
            Proceeds from exercise of stock options                                   38,373                    -
            Purchase of treasury stock                                               (53,909)                   -
            Increase in loan to KSOP                                                (311,610)                   -
                                                                            -----------------    -----------------

                        Net cash used in financing activities                       (327,988)            (124,531)
                                                                            -----------------    -----------------

         Net increase in cash                                                         77,196                6,427

         Cash at beginning of year                                                     9,983                3,556
                                                                            -----------------    -----------------

         Cash at end of year                                                $         87,179     $          9,983
                                                                            =================    =================


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


                 FIRST COMMUNITY BANCORP, INC. AND SUBSIDIARY
                 --------------------------------------------

     The Company did not have any changes in or disagreements with its principal independent accountant during the Company's two most recent fiscal years.


                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to the Company's Articles of Incorporation, its Board of Directors is divided into three classes: Class I, Class II, and Class III. The number of directors is set in the Company's Bylaws, which may be amended from time to time by the Board of Directors. Currently, the number of directors is 10. The current terms of the Class I directors expire in 1999; those of the Class II directors expire in 2000; and those of the Class III directors expire in 1998. If the number of directors is modified, any increase or decrease in directorships is apportioned among the classes so as to make all classes as nearly equal in number as possible.

     The Board of Directors consisted of eleven persons up until September 18, 1997, when Mr. Michael McPherson resigned his director's position effective that date. Thereafter, the Board chose to eliminate the director's position in Class I theretofore filled by Mr. McPherson, as allowed for by the Company's bylaws.

     The table set forth below shows for each director nominee and each continuing director (a) his proposed or current class and term of office, (b) his name, (c) his age at December 31, 1997, (d) the year he was first elected as a director of the Company, (e) any positions held by him with the Company or the Bank other than as a director, and (f) his business experience for the past five years. All directors have served continuously from the year each was first elected.

                        CLASS I - CONTINUING DIRECTORS
                  Current Term Expires at 1999 Annual Meeting
                  -------------------------------------------

                                      Year
                                      First           Positions with Company
Name                       Age        Elected         and Business Experience
----                       ---        -------         -----------------------

C. Gregory Culverhouse      42        1989            Company Loan Committee
                                                      Chairman; Attorney and
                                                      President Culverhouse &
                                                      Associates, P.C.

Jack Fournier               60        1989            President and CEO,
                                                      Speedknit Corporation

Fareed Z. Kadum, M.D.       46        1989            Physician and CEO
                                                      Cartersville OB/GYN
                                                      Associates, P.C.


                        CLASS II - CONTINUING DIRECTORS
                  Current Term Expires at 2000 Annual Meeting
                  -------------------------------------------

                                      Year
                                      First           Positions with Company
Name                       Age        Elected         and Business Experience
----                       ---        -------         -----------------------

Sammy L. Neal               48        1989            General Manager and Chief
                                                      Operating Officer,
                                                      Lanell's Motor Coach, Inc.
                                                      (charter service)

H. Boyd Pettit, III         45        1989            Chairman of the Board for
                                                      the Company; Attorney

D. Arnold Tillman, M.D.     36        1989            Physician

                         CLASS III - DIRECTOR NOMINEES
                  Current Term Expires at 1998 Annual Meeting
                  -------------------------------------------

                                      Year
                                      First           Positions with Company
Name                       Age        Elected         and Business Experience
----                       ---        -------         -----------------------

Terry N. Tumlin, D.M.D.     44        1989            Dentist

J. Steven Walraven          49        1989            President and Chief
                                                      Executive Officer of the
                                                      Company since 1989;
                                                      President and Chief
                                                      Executive Officer of the
                                                      Bank since 1988

L. Ross Whatley, III, M.D.  45        1989            Physician

Earl Williamson, Jr.        54        1989            Certified Public
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

                                 OFFICERS

     The following table sets forth for each officer of the Company (a) the person's name, (b) his/her age at December 31, 1997, (c) the year he/she was first elected as an officer of the Company and (d) his/her position with the Company and the Bank. Each officer has served continuously in his or her position from the date he or she was first appointed to such position except for Mr. Grizzle, who began serving as Senior Vice President in 1997 after having served as Vice President since 1993.

                                      Year
                                      First           Positions with Company
Name                       Age        Elected         and Business Experience
----                       ---        -------         -----------------------

J. Steven Walraven          49        1989            President and Chief
                                                      Executive Officer of the
                                                      Company since June 1989;
                                                      President and Chief
                                                      Executive Officer of the
                                                      Bank since January 1988

Rodney L. Grizzle           32        1993            Senior Vice President and
                                                      Senior Lending Officer of
                                                      the Company since October
                                                      21, 1997; previously
                                                      served as Vice President
                                                      and Compliance Officer
                                                      for the Company beginning
                                                      in October 1, 1993

Danny Dukes                 38        1997            Vice-President, Chief
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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during 1997 and Form 5 and amendments thereto furnished to the Company during 1997, no person who, at any time during 1997, was a director, officer or beneficial owner of more than 10% of any class of equity securities of the Company failed to file on a timely basis any reports required by Section 16(a) during the 1997 fiscal year or previously.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company has not paid any remuneration to its officers and directors since its formation. It is not currently anticipated that the Company will pay any remuneration to its officers and directors. The Bank paid the following remuneration to its Chief Executive Officer, who was the only employee to earn in excess of $100,000.00 during the 1997 fiscal year.

                          SUMMARY COMPENSATION TABLE
       The following table sets forth compensation earned from the Bank in 1997, 1996 and 1995 by J. Steven Walraven.


                                           LONG-TERM COMPENSATION AWARDS                                    PAYOUTS
                                          -------------------------------                                -------------
      (a)                     (b)            (c)          (d)         (e)             (f)         (g)        (h)         (i)
    NAME AND              OTHER ANNUAL    RESTRICTED    OPTIONS       LTIP           OTHER
PRINCIPAL POSITION           YEAR           SALARY       BONUS     COMPENSATION   STOCK AWARDS    SARs     PAYOUTS   COMPENSATION
---------------------------------------------------------------------------------------------------------------------------------
J. STEVEN WALRAVEN           1997          120,579       _____/1/    70,587/2/        -----      3,060/3/   -----       7,800/4/
CEO/President
                             1996          113,612      18,985        9,132           -----       -----     -----        -----

                             1995           89,016       8,902       19,738           -----        600/5/   -----        -----
------------------------------------------------------------------------------------------------------------------------------


--------------------------

     /1/ In previous years, Mr. Walraven's bonus has been calculated and paid in November or December, prior to the completion of audited financial statements. As Mr. Walraven's bonus is calculated on the basis of corporate performance, as revealed by such financial statements, the Board decided to withhold decision (and award) of bonus to Mr. Walraven under the terms of his employment agreement until financial statements were completed. Although Mr. Walraven's bonus was earned in 1997, it was not paid until 1998, and will therefore be stated in next year's annual report on Form 10-KSB.

     /2/ Representing amounts earned by reason of exercise of in the money options by Mr. Walraven. See "Aggregated Option Exercises" table below.

     /3/ In 1997, Mr. Walraven was granted a total of 10,200 stock options with an exercise price of the then fair market value of $25.25 per share. Of these, only 3,060 are currently exercisable, with the remainder subject to a cliff vesting of seven years, prior to the expiration of which they are not exercisable. See table "Option Grants in Last Fiscal Year," below.

     /4/ Representing Board attendance fees and the vested portion of Mr. Walraven's unqualified retirement plan.

     /5/ Granted pursuant to The First Community Bancorp, Inc. 1994 Incentive Stock Option Plan. The exercise price of these options is $16.13 per share and the fair market value on the date of grant was $13.44 per share. These options expire on November 21, 2002.

                       OPTION GRANTS IN LAST FISCAL YEAR
                              [Individual Grants]


                        Number of securities       Percent of total options
                             underlying               granted employees             Exercise or base
      NAME              options/SARs granted           in fiscal year                 price ($/Sh)           Expiration Date
      (a)                       (b)                          (c)                           (d)                     (e)
--------------------------------------------------------------------------------------------------------------------------------
J. STEVEN WALRAVEN            10,200/1/                   36.49%/2/                      $25.25                  4/1/2007
CEO/President


     /1/ Granted pursuant to the 1997 First Community Bancorp, Inc. Stock Option Plan, approved by shareholders at the 1997 Annual Meeting of Shareholders. Of this figure, only 3,060 are exercisable within the next sixty days; 6,940 are subject to a seven-year vesting period, and may not be exercised prior to the expiration of that period.

     /2/ Calculated without reference to any options granted to non-employee directors.



   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                                Number of securities under-
                                                                lying unexercised options at        Value of unexercised in-the-
                        Shares acquired     Value realized         FY-end (#) Exercisable/          money options at FY-end ($)
       NAME             on exercise (#)          ($)                    Unexercisable                 Exercisable/Unexercisable
       (a)                     (b)               (c)                         (d)                                  (e)
------------------------------------------------------------------------------------------------------------------------------------

J. Steven Walraven,          4,234              $70,587                   8,722/7,140                        $88,852.58*/$0
CEO/President


  * Value of unexercised, in-the-money options calculated on the basis of fair market value of $25.25 per share. Options include 816 exercisable at $12.50 per share; 612 exercisable at $16.13 per share; 4,151 exercisable at $8.04 per share; and 83 exercisable at $8.04 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

Ownership of Stock by Principal Stockholders
--------------------------------------------

     On March 1, 1998, there were no persons, except as disclosed below, who beneficially owned five percent (5%) or more of the outstanding shares of stock to the best information and knowledge of the Company.

     The following table sets forth the number of shares of stock beneficially owned by each director nominee and each continuing director of the Company and Officers as of March 1, 1998, and by all director nominees, continuing directors and officers of the Company as a group. Unless otherwise indicated, each person is the record owner of and has sole voting and investment powers over his shares.


Name of Nominee or                  Number of Shares               Percent
Director or Officer                 Beneficially Owned             of Class/1/
-------------------                 ------------------             --------

C. Gregory Culverhouse                17,178/2/                     3.98%

Jack Fournier                         36,946/3/                     8.55%

Fareed Z. Kadum, M.D.                 15,435/4/                     3.57%

Sammy L. Neal                         18,925/5/                     4.38%

H. Boyd Pettit, III                   13,778/6/                     3.19%

D. Arnold Tillman                      9,359/7/                     2.17%

Terry N. Tumlin, D.M.D.               15,954/8/                     3.69%

J. Steven Walraven                    18,290/9/                     4.19%

L. Ross Whatley, III, M.D.            21,682/10/                    5.02%

Earl Williamson, Jr., C.P.A.          13,915/11/                    3.22%

Rodney Grizzle                            82/12/                     .02%

Danny F. Dukes                           102                         .02%
                                   ---------                        ----
All Directors and
Principal Officers                   189,753/13/                    41.3%
as a Group (12 persons)

Footnotes
---------

(1) As to each director or executive officer who has the right to acquire, within the next 60 days, shares of the common stock of the Company upon the exercise by him or her of stock options, such individual's percent of class has been calculated on the assumption that such options have in fact been exercised by him or her and the number of issued and outstanding shares of the Company has been increased by a corresponding amount. For purpose of calculating the ownership percentage for the group as a whole, see the explanation in footnote 13.

(2) Includes 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(3) Includes (a) 31,833 shares owned of record jointly by Mr. Fournier and his wife, (b) 879 shares owned by Mr. Fournier's wife, but as to which he has voting power, and (c) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(4) Includes (a) 7,977 shares owned of record by Dr. Kadum, (b) 470 shares owned of record by Kadum's wife, as to which Dr. Kadum shares voting and investment powers, (c) 714 shares owned of record by Dr. Kadum as trustee for his minor children,(d) 2,040 shares owned of record by Cartersville OB/GYN, and (e) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(5) Includes (a) 9,081 shares owned of record by Mr. Neal, (b) 5,100 shares owned of record by Mr. Neal's wife, as to which Mr. Neal shares voting and investment powers, (c) 510 shares owned by Mr. Neal's children, and (d) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(6) Includes (a) 9,544 shares owned individually by Mr. Pettit and (b) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(7) Includes (a) 5,100 shares owned of record by Mr. Tillman, individually, (b) 25 shares owned by Mr. Tillman's wife, and (c) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(8) Includes (a) 4,510 shares owned of record by Mr. Tumlin, (b) 4,210 shares owned of record by Terry N. Tumlin, D.M.D., P.C. Pension Trust Account, as to which Mr. Tumlin is the beneficial owner, (c) 3,000 shares owned of record by Terry N. Tumlin, D.M.D., P.C. Profit Sharing Plan Trust Account, as to which Mr. Tumlin is also the beneficial owner, and (d) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(9) Includes (a) 9,283 shares owned of record by Mr. Walraven, (b) 173 shares owned of record by Mr. Walraven's wife, as to which Mr. Walraven shares voting and investment powers but as to which he disclaims beneficial ownership, (c) 102 shares owned of record by Mr. Walraven as custodian for his minor children, and in which Mr. Walraven has sold voting and investment powers but as to which he disclaims beneficial ownership,(d) 10 shares owned of record by Mrs. Walraven as custodian for her minor children. In addition, Mr. Walraven was granted 4,151 options on June 18, 1991, 800 options on November 15, 1994, and 600 options on November 21, 1995, which amounts have been increased, respectively, to 4,234, 816, and 612 by reason of the 2% share dividend declared by the Company in 1997. The exercise prices for these options are, respectively, $8.04, $12.50, and $16.13 per share. These options expire, respectively, on June 18, 1998, November 15, 2001, and November 21, 2002. The number given for Mr. Walraven's share ownership also includes 3,060 presently exercisable stock options granted April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(10) Includes (a) 8,405 shares owned of record by Dr. Whatley, (b) 8,874 shares owned of record by Cartersville Radiology Group P.C., Money Purchase Pension Plan, F.B.O. Lewis Ross Whatley, III, as to which Dr. Whatley is the beneficial owner, (c) 169 shares owned of record jointly by Dr. Whatley and his minor child, as to which Dr. Whatley shares voting and investment powers but disclaims beneficial ownership, and (d) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(11) Includes (a) 7,803 shares owned of record by Mr. Williamson, (b) 1,020 shares owned of record by Mr. Williamson jointly with Ronald G. Smith, as to which Mr. Williamson shares voting and investment powers, (c) 139 shares owned of record by Mr. Williamson as custodian for his minor child, as to which Mr. Williamson shares voting and investment powers, (d) 719 shares owned of record by Mr. Williamson's wife, as to which he shares voting and investment powers but disclaims beneficial ownership, and (e) 4,234 presently exercisable stock options granted on April 1, 1997, pursuant to the First Community Bancorp, Inc. Stock Option Plan.

(12) Includes (a) 22 shares held jointly by Mr. Grizzle with his wife and (b) 60 presently exercisable stock options.

(13) In addition to shares listed as being beneficially owned by each director and executive officer, this total figure for the Board and executive officers includes 12,341 shares owned by the First Community Bancorp, Inc. KSOP, as to which the Board possesses voting control.


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

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

(a) (1) The Consolidated Financial Statements listed in Item 7 of Part II are filed as part of this report.

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

           10.1 Employment Agreement, dated December 17, 1987, between First Community Bank & Trust and J. Steven Walraven/2/

           10.2 1994 Incentive Stock Option Plan (the "Plan") effective June 1, 1994 as approved by shareholders May 15, 1994/3/

           22.0    Subsidiary of First Community Bancorp, Inc./1/

           25.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB

           27      Financial Data Schedule

(b) The Company did not file a Form 8-K during the fourth quarter of the 1997 fiscal year.


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

                                        FIRST COMMUNITY BANCORP, INC.


Date: March 30, 1998                 By: /s/ J. Steven Walraven
     ------------------                 ---------------------------------------
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


      Signature                    Title                        Date
      ---------                    -----                        ----

/s/ J. Steven Walraven       President & CEO,               March 30, 1998
--------------------------   Director (Principal
J. Steven Walraven           Executive Officer)


/s/ C. Gregory Culverhouse   Director                       March 30, 1998
--------------------------
C. Gregory Culverhouse


/s/ Jack Fournier            Director                       March 30, 1998
--------------------------
Jack Fournier


/s/ Fareed Z. Kadum, M.D.    Director                       March 30, 1998
--------------------------
Fareed Z. Kadum, M.D.


/s/ Sammy L. Neal            Director                       March 30, 1998
--------------------------
Sammy L. Neal


/s/ H. Boyd Pettit, III      Chairman of the Board          March 30, 1998
--------------------------
H. Boyd Pettit, III


/s/ Arnold Tillman, Jr.      Director                       March 30, 1998
--------------------------
D. Arnold Tillman, Jr.


/s/ Terry N. Tumlin, D.M.D.  Director                       March 30, 1998
--------------------------
Terry N. Tumlin, D.M.D.


/s/ L. Ross Whatley, III     Director                       March 30, 1998
--------------------------
L. Ross Whatley, III


/s/ Earl Williamson, Jr.     Director                       March 30, 1998
--------------------------
Earl Williamson, Jr.