Form 10QSB
period 1998-03-31
FIRST COMMUNITY BANCORP INC /GA/
filed 1998-05-15
CIK 853467

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _____________to____________

                        COMMISSION FILE NUMBER:  0-18527

                         FIRST COMMUNITY BANCORP, INC.
   ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         GEORGIA                                        58-1869700
-------------------------------                    --------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                         Identification No.)


              827 Joe Frank Harris Parkway, S.E. Cartersville, Ga  30120
     ---------------------------------------------- ----------------------------
                    (Address of principal executive offices)

                                (770) 382-1495
                     ------------------------------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ------        ______

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes            No
    ------        -------

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 1998: 428,105
                            --------

Transitional Small Business Disclosure Format (Check One)  Yes        No   X
                                                               _____     _____

                          FIRST COMMUNITY BANCORP, INC
                                 AND SUBSIDIARY

--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                    PAGE
                                                    ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Consolidated Balance Sheet -
              March 31, 1998............................3

            Consolidated Statements of Income and
              Comprehensive Income-Three Months Ended
              March 31, 1998 and 1997...................4

            Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1998
              and 1997................................5-6

            Note to Consolidated Financial
              Statements..............................7-8

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations..........................9-13

PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...........14

            Signatures

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                  (Unaudited)

ASSETS
------
Cash and due from banks                                                    $        3,142,900
Interest-bearing deposits in banks                                                  6,499,577
Securities available for sale, at fair value                                       13,894,707
Securities held to maturity, at cost (fair value of $4,255,145)                     4,259,244

Loans                                                                              66,399,534
Less allowance for loan losses                                                     (1,209,893)
                                                                           ------------------
               Loans, net                                                          65,189,641

Premises and equipment, net                                                         1,913,392
Other assets                                                                        2,824,684
                                                                           ------------------
Total Assets                                                               $       97,724,145
                                                                           ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits
   Noninterest-bearing demand                                              $       12,322,038
   Interest-bearing demand                                                         18,803,922
   Savings                                                                          5,011,993
   Time                                                                            47,948,681
                                                                           ------------------
              Total deposits                                                       84,086,634
Other liabilities                                                                   1,924,198
Other borrowings                                                                    3,267,500
                                                                           ------------------
               Total liabilities                                                   89,278,332
                                                                           ------------------

COMMITMENTS AND CONTINGENT LIABILITIES
Redeemable common stock held by KSOP, 12,341 shares                                   104,282

STOCKHOLDERS' EQUITY
  Common stock, par value $1; 10,000,000 shares authorized;
       428,105 issued and outstanding                                                 428,105
  Capital surplus                                                                   3,865,925
  Treasury Stock (2,138 shares)                                                       (53,909)
  Retained earnings                                                                 4,030,604
  Accumulated other comprehensive income                                               70,806
                                                                           ------------------
           Total stockholders' equity                                               8,341,531
                                                                           ------------------
Total Liabilities and Stockholders' Equity                                 $       97,724,145
                                                                           ==================

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)



                                                                       Three Months Ended
                                                                             March 31,
                                                                   ----------------------------
                                                                         1998           1997
                                                                    ------------   ------------
INTEREST INCOME
   Interest and fees on loans                                         $1,861,721     $1,584,020
   Interest on taxable securities                                        199,926        178,018
   Interest on nontaxable securities                                      54,497         24,999
   Interest on deposits in banks                                          35,914         41,471
   Interest on Federal funds sold
                                                                    ------------   ------------
                                                                       2,152,058      1,828,508
                                                                    ------------   ------------
INTEREST EXPENSE
   Interest on deposits                                                  844,181        649,956
   Interest on other borrowings                                           74,897         75,645
                                                                    ------------   ------------
                                                                         919,078        725,601
                                                                    ------------   ------------
                        Net interest income                            1,232,980      1,102,907
PROVISION FOR LOAN LOSSES                                                 75,000         75,000
                                                                    ------------   ------------
            Net interest income after provision for loan losses        1,157,980      1,027,907
                                                                    ------------   ------------
OTHER INCOME
   Service charges on deposit accounts                                   117,271        118,334
   Gain on sale of loans                                                       0         38,822
   Other                                                                  93,746         67,710
                                                                    ------------   ------------
                                                                         211,017        224,866
                                                                    ------------   ------------
OTHER EXPENSE
    Salaries and employee benefits                                       438,478        443,620
    Equipment and occupancy expense                                      129,350        101,764
    Other operating expenses                                             263,873        220,558
                                                                    ------------   ------------
                                                                         831,701        765,942
                                                                    ------------   ------------
                   Income before income taxes                            537,296        486,831
APPLICABLE INCOME TAXES                                                  179,766        177,289
                                                                    ------------   ------------
                   Net income                                            357,530        309,542
                                                                    ------------   ------------
Other comprehensive income, net of tax
    Unrealized (losses) on securities available-for-sale arising
        during period                                                     (6,217)       (21,221)
                                                                    ------------   ------------
                   Comprehensive Income                               $  351,313     $  288,321
                                                                    ============   ============
PER SHARE OF COMMON STOCK
                   Basic Earnings per common share                         $0.83          $0.72
                                                                    ============   ============
                   Diluted earnings per common share                       $0.70          $0.71
                                                                    ============   ============
                   Dividends                                                 ---            ---
                                                                    ============   ============


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.


                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                               1998                             1997
                                                                         ---------------                  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $       357,530                   $      309,542
                                                                          --------------                   --------------

   Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                                     75,000                           75,000
    Depreciation                                                                  62,100                           56,222
    Gain on sale of loans                                                            ---                          (38,822)
    Amortization and accretion, net                                                5,195                            6,516
    Decrease (Increase) in other assets                                           39,326                         (387,304)
    Increase (Decrease) in other liabilities                                     (29,678)                         335,276
                                                                          --------------                    -------------
               Total adjustments                                                 151,943                           46,888
                                                                          --------------                    -------------
               Net cash provided by operating activities                         509,473                          356,430
                                                                          --------------                    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) in interest-bearing deposits in bank, net                       (5,787,579)                        (865,796)
    Proceeds from maturities of securities available for sale                  1,925,000                          632,437
    Purchases of securities available for sale                                (3,285,210)                      (2,028,609)
    Proceeds from maturities of securities held to maturity                    1,000,000                              ---
    Purchase of securities held to maturity                                     (300,531)                             ---
    Proceeds from sale of securities available for sale                              ---                          471,400
    Proceeds from sale of loans                                                      ---                          509,642
    Loans originated or acquired, net of collections                           1,181,739                       (4,251,408)
    Purchase of premises and equipment                                           (85,220)                        (179,583)
                                                                          ---------------                  --------------
                 Net cash used in investing activities                        (5,351,801)                      (5,711,917)
                                                                          ---------------                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits, net                                                  1,712,746                          836,556
    Increase in certificates of deposit, net of maturities                     4,697,847                        2,096,898
    Increase from  other borrowings, net                                           5,850                        1,975,850
                                                                          --------------                    -------------
                 Net cash provided by financing activities                     6,416,443                        4,909,304
                                                                          --------------                    -------------

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                                        1998                           1997
                                                                 -------------------           -------------------
Net increase (decrease) in cash and due from banks                        $1,574,115                     ($446,183)

Cash and due from banks at beginning of period                             1,568,785                     3,685,230
                                                                 -------------------           -------------------
Cash and due from banks at end of period                                  $3,142,900                    $3,239,047
                                                                 ===================            ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the period for:
         Interest                                                         $  552,329                    $  629,220
                                                                 ===================            ==================
         Income taxes                                                     $   17,727                    $   43,677
                                                                 ===================            ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized losses on securities available for sale                     $    9,714                    $   33,502
                                                                 ===================            ==================


SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.


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

          The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                         Three Months Ended March 31, 1998
                                            ---------------------------------------------------------
                                                   Net                Weighted
                                                  Income           Average Shares         Per Share
                                               (Numerator)         (Denominator)           Amount
                                             ---------------     -----------------     ---------------
 Basic EPS                                          $357,530               426,074               $0.83
                                                                                        ===============
 Effect of Dilutive Securities
     Stock Options                                       ---                83,497
                                              ---------------     -----------------
                                                    $357,530               509,571               $0.70
                                              ===============     =================     ===============

                                                         Three Months Ended March 31, 1997
                                            ---------------------------------------------------------
                                                   Net               Weighted
                                                 Income           Average Shares          Per Share
                                               (Numerator)         (Denominator)           Amount
                                            ---------------     -----------------     ---------------
Basic EPS                                          $309,542               423,364               $0.73
                                                                                      ===============
Effect of Dilutive Securities
     Stock Options                                      ---                12,552
                                            ---------------     -----------------
                                                   $309,542               435,916               $0.71
                                            ===============     =================     ===============


NOTE 3.  CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Income and Comprehensive Income.

          There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following is a discussion of the Company's financial condition at March 31, 1998 compared to December 31, 1997 and the results of its operations for the three months ended March 31, 1998 compared to the three month period ended March 31, 1997. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

FINANCIAL CONDITION
-------------------

                                                                                        INCREASE               (DECREASE)
                                           MARCH 31,            DECEMBER 31,       -----------------------------------------
                                             1998                   1997                  AMOUNT                 PERCENT
                                      -----------------      -----------------     ------------------      -----------------
Total Assets                                $97,724,145            $90,951,775           $  6,772,370                   7.45%

Loans                                       $65,189,640            $66,371,380            ($1,181,740)                 -1.78%

Securities                                  $18,153,951            $17,545,330           $    608,621                   3.47%

Interest-bearing bank balances              $ 6,499,577            $   711,998           $  5,787,579                 812.86%

Changes in total assets and the major categories of assets are shown in the table above. The decrease in loans is due to unexpected payoff of large commercial loans. The increase in the securities portfolio is due to the purchase of U. S. Government Agency and School County and Municipal Securities. The increase in interest-bearing bank balances is also directly related to the decrease in Loans and increase in Deposits. These balances will be reinvested into higher yielding Securities or Loans during the second quarter.

The majority of the loans originated in the three month period ending March 31, 1998 are primarily short-term maturities of six months to one year or contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at March 31, 1998.

                                         WITHIN             1 TO 5              AFTER
                                         1 YEAR              YEARS             5 YEARS               TOTAL
                                    ---------------    ---------------    ---------------
                                                         (DOLLARS IN THOUSANDS)
                                    --------------------------------------------------------------------------
Variable interest rates             $        27,491    $         4,192    $           ---      $        31,683
Fixed interest rates                         10,981             22,748                988               34,717
                                    ---------------    ---------------    ---------------      ---------------
                Total               $        38,472    $        26,940    $           988      $        66,400
                                    ===============    ===============    ===============      ===============



                                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   MARCH 31,         DECEMBER 31,           INCREASE           (DECREASE)
                                                                       -----------------------------------
                                     1998                1997                AMOUNT             PERCENT
                               ---------------     ---------------     ---------------     ---------------
Total deposits                     $84,086,634         $77,676,041          $6,410,593                8.25%

Other borrowings                   $ 3,267,500         $ 3,291,650            ($24,150)              -0.73%

Certificates of deposit over       $12,663,356         $10,932,354           1,731,002               13.67%
    $100,000 (included in total
    deposits above)

The $6,410,593 increase in deposits included a $1,731,002 increase in certificates of deposit over $100,000. The deposit growth has resulted from continuing growth in the Bartow County and Cartersville areas accompanied by the location of new retail and other businesses to the area. Competitive rates are paid on deposits but not above the local market.

The decrease in other borrowings was due entirely to normal repayment of advances from The Federal Home Loan Bank of Atlanta.

The Company's ratio of loans to deposits at March 31, 1998 was 78.97% as compared to 86.91% at December 31, 1997 and the decrease is primarily due to strong deposit growth coupled with unanticipated loan payoffs.

LIQUIDITY AND INTEREST RATE SENSITIVITY
---------------------------------------

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 31.37% at March 31, 1998, and is considered adequate. The Company has an $10,000,000 line of credit with the Federal Home Loan Bank of which $3,267,500 has been advanced, a $2,500,000 unsecured line of credit with correspondent banks and a $10,642,858 security repurchase agreement with correspondent banks. These lines are available should liquidity needs increase.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The following summarizes the cumulative interest sensitivity position of the Company at March 31, 1998.

                                                           TIME HORIZON
                                   -------------------------------------------------------
                                                              MONTHS
                                   -------------------------------------------------------
                                          0 TO 3           0 TO 12             0 TO 60               TOTAL
                                   ------------------    --------------     --------------        --------------
                                                           (DOLLARS  IN  THOUSANDS)
                                   -----------------------------------------------------------------------------
Interest sensitive assets            $         38,907    $       52,304     $       85,467        $       90,646
Interest sensitive liabilities                 31,437            53,511             75,032                75,032
                                       --------------    --------------     --------------        --------------
Assets less liabilities              $          7,470    $       -1,207     $       10,435        $       15,614
                                       ==============    ==============     ==============        ==============
Ratio:
   Interest sensitive assets to
       interest sensitive
        liabilities                              1.24              0.98               1.14                  1.21
                                       ==============    ==============     ==============        ==============

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

Selected financial information relating to the Company's minimum capital requirements at March 31, 1998 is as follows:

                                            PERCENT
                                      ----------------
Leverage capital ratio                            8.54%
Core capital ratio                               11.93%
Risk-based capital ratio                         13.17%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations For The Three Months Ended March 31,1998 and 1997
-----------------------------------------------------------------------

                                                    THREE MONTHS ENDED
                                                         MARCH 31                     INCREASE             (DECREASE)
                                                                                   --------------------------------------
                                                1998                1997               AMOUNT               PERCENT
                                        -------------------     --------------     ----------------      ----------------
Total interest income                   $         2,152,058     $    1,828,508     $        323,550                 44.59%

Total interest expense                              919,078            725,644              193,434                 26.66%

Net interest expense                              1,232,980          1,102,907              130,073                 11.79%

Provision for loan losses                            75,000             75,000                    0                  0.00%

Other operating income                              211,016            224,865              (13,849)                -6.16%

Other operating expenses                            831,700            765,942               65,758                  8.59%

Provision for income taxes                          179,766            177,289                2,477                  1.40%

Net income                                          357,530            309,542               47,988                 15.50%

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

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses was unchanged for the three month period ended March 31, 1998 as compared to the same period in 1997. The loan loss reserve as a percentage of total loans was 1.82% and 1.66% at March 31, 1998 and March 31, 1997, respectively. There were no non performing loans as March 31, 1998 and management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

The 6.16% decrease in other operating income is the net result of increased mortgage loan origination fees and decreased gains on the sale of SBA loans.

The increase of other operating expenses for the three month period ending March 31, 1998 as compared to the comparable period in 1997 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The increase in income taxes shown in the preceding table resulted primarily from increased net income before taxes for the three month period ended March 31, 1998 as compared to the similar period in 1997. Interest income from nontaxable securities increased from $24,999 for this three month period in 1997 to $35,914 for the same period in 1998, an increase of 43.66%. Therefore, the effective tax rate decreased from 36.41 in 1997 to 33.46 for the same three month period in 1998.

Net income for the three month period ended March 31, 1998 as compared to the same period in 1997 increased $47,988 or 15.50%.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY


PART II.  OTHER INFORMATION

ITEM 5.
     On April 17, 1998, the Company announced that it had entered into a Letter of Intent regarding the proposed merger with National Commerce Bancorporation ("NCBC"). The Letter of Intent provides for the Company to exchange all of its outstanding stock on a fully diluted basis in a tax-free exchange for shares of NCBC common stock having a market value of $33,000,000 based on an average closing price for the five day period from April 3, 1998 to April 9, 1998. The consummation of the proposed merger is subject to certain conditions which must be satisfied prior to closing, including the execution of a definitive agreement and shareholder and regulatory approval.

ITEM 6.

        (a) Exhibits filed in accordance with Item 601 of Regulation S-K.

            27.   Financial Data Schedule.


        (b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31,1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST COMMUNITY BANCORP, INC.



                                     BY: /s/ J. Steven Walraven
                                         _______________________________
                                         J. Steven Walraven
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                     DATE: May 12, 1998
                                          _____________________________



                                     BY: /s/ Danny F. Dukes
                                         _______________________________
                                         Danny F. Dukes
                                         Vice President, Chief Financial and
                                         Operations Officer

                                     DATE:/s/ May 12, 1998
                                          _____________________________