Form 10QSB
period 1998-06-30
FIRST COMMUNITY BANCORP INC /GA/
filed 1998-08-14
CIK 853467

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998
                                          -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________ to _________

                       Commission File Number:  0-18527

                         First Community Bancorp, Inc.
     --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Georgia                                          58-1869700
-----------------------------                         ------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)


           827 Joe Frank Harris Parkway, S.E. Cartersville, GA  30120
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 382-1495
                         -----------------------------
                          (Issuer's telephone number)

                                      N/A
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     ----          ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes            No
    ----           ----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 1998: 432,339
                                --------
Transitional Small Business Disclosure Format (Check One)  Yes       No   X
                                                                ---      ---

                         FIRST COMMUNITY BANCORP, INC
                                 AND SUBSIDIARY

--------------------------------------------------------------------------------
                                     INDEX
                                     -----
                                                                   Page
PART I.    FINANCIAL INFORMATION                                   ----

  Item 1.  Consolidated Balance Sheet - June 30, 1998................3

           Consolidated Statements of Income - Three and
              Six Months Ended June 30, 1998 and 1997................4

           Consolidated Statements of Cash Flows - Six Months
              Ended June 30, 1998 and 1997...........................5-6

           Notes to Consolidated Financial Statements................7-8

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................9-16

PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.......17

  Item 5.  Merger....................................................17

  Item 6.  Exhibits and Reports on Form 8-K..........................18

           Signatures

ITEM 1.  FINANCIAL STATEMENTS

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)

Assets
------
Cash and due from banks                                            $  3,223,951
Interest-bearing deposits in banks                                      410,767
Securities available for sale, at fair value                         20,640,056
Securities held to maturity, at cost (fair value of $5,259,716)       5,259,349

Loans                                                                69,747,617
Less allowance for loan losses                                       (1,213,585)
                                                                   ------------
               Loans, net                                            68,534,032

Premises and equipment, net                                           1,876,583
Other assets                                                          3,040,468
                                                                   ------------
Total assets                                                       $102,985,206
                                                                   ============

Liabilities and Stockholders' Equity
------------------------------------

Deposits
   Noninterest-bearing demand                                      $ 12,979,429
   Interest-bearing demand                                           20,406,997
   Savings                                                            4,938,298
   Time                                                              50,692,717
                                                                   ------------
              Total deposits                                         89,017,441
Other liabilities                                                     1,849,017
Other borrowings                                                      3,263,250
                                                                   ------------
               Total liabilities                                     94,129,708
                                                                   ------------

Commitments and contingent liabilities
Redeemable common stock held by KSOP, 12,341 shares                     156,871

Stockholders' equity
  Common stock, par value $1;  10,000,000 shares authorized;
       432,339 shares issued                                            432,339
  Capital surplus                                                     3,895,732
  Treasury Stock (2,135 shares)                                         (53,909)
  Retained earnings                                                   4,346,649
  Unrealized gains on securities available for sale,
    net of taxes                                                         77,816
                                                                   ------------
           Total stockholders' equity                                 8,698,627
                                                                   ------------
Total liabilities and stockholders' equity                         $102,985,206
                                                                   ============

See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                               Six Months Ended            Three Months Ended
                                                                    June 30,                     June 30,
                                                          ----------------------------  ---------------------------
                                                               1998           1997           1998           1997
                                                          --------------  ------------  -------------  ------------
Interest income
   Interest and fees on loans                               $3,731,620     $3,321,090     $1,869,899     $1,737,070
   Interest on taxable securities                              486,372        350,343        286,446        172,324
   Interest on nontaxable securities                           112,612         61,123         58,115         36,124
   Interest on deposits in banks                                85,678         81,824         49,764         40,353
                                                            ----------     ----------     ----------     ----------
                 Total interest income                       4,416,282      3,814,380      2,264,224      1,985,871
                                                            ----------     ----------     ----------     ----------
Interest expense
   Interest on deposits                                      1,781,455      1,356,099        937,274        706,142
   Interest on other borrowings                                120,828        151,821         45,931         76,177
                                                            ----------     ----------     ----------     ----------
                Total interest expense                       1,902,283      1,507,920        983,205        782,319
                                                            ----------     ----------     ----------     ----------
                        Net interest income                  2,513,999      2,306,460      1,281,019      1,203,552
Provision for loan losses                                      150,000        149,893         75,000         74,893
                                                            ----------     ----------     ----------     ----------
       Net interest income after provision for loan
           losses                                            2,363,999      2,156,567      1,206,019      1,128,659
                                                            ----------     ----------     ----------     ----------
Other income
   Service charges on deposit accounts                         247,971        239,255        130,700        120,921
   Gain on sale of loans                                           ---         38,822            ---            ---
   Other                                                       171,646         96,002         77,900         28,293
                                                            ----------     ----------     ----------     ----------
                Total other income                             419,617        374,079        208,600        149,214
                                                            ----------     ----------     ----------     ----------
Other expense
    Salaries and employee benefits                             906,006        855,796        467,528        412,176
    Equipment and occupancy expense                            262,895        213,328        133,545        111,564
    Other operating expenses                                   582,594        436,543        318,721        215,985
                                                            ----------     ----------     ----------     ----------
                Total other expense                          1,751,495      1,505,667        919,794        739,725
                                                            ----------     ----------     ----------     ----------
(Loss) on sale of available for sale securities                 (2,045)        (9,229)        (2,045)        (9,229)
                                                            ----------     ----------     ----------     ----------
                   Income before income taxes                1,030,076      1,015,750        492,780        528,919
Applicable income taxes                                        356,501        367,665        176,735        190,377
                                                            ----------     ----------     ----------     ----------
                   Net income                                  673,575        648,085        316,045        338,542
                                                            ==========     ==========     ==========     ==========
Other comprehensive income, net of tax
    Unrealized gains (losses) on securities
         available-for-sale arising during period                  793         14,163          7,010         12,452
                                                            ----------     ----------     ----------     ----------
       Comprehensive Income                                 $  674,368     $  662,248     $  323,055     $  350,994
                                                            ==========     ==========     ==========     ==========
Per share of common stock
                Basic earnings per common share                  $1.58          $1.53          $0.74          $0.80
                                                            ==========     ==========     ==========     ==========
                Diluted earnings per common share                $1.50          $1.51          $0.70          $0.79
                                                            ==========     ==========     ==========     ==========
                Dividends                                          ---            ---            ---            ---
                                                            ==========     ==========     ==========     ==========

See Notes to Consolidated Financial Statements.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                                    1998              1997
                                                               ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $    673,575        $   648,085
                                                               ------------       ------------
   Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                       150,000            149,893
    Depreciation                                                    126,171            111,204
    Amortization and (accretion), net                                11,318             12,175
    Gain on sale of loans                                               ---            (38,822)
    Loss on sale of securities                                        2,045              9,229
    (Increase) decrease in other assets                            (176,458)          (524,682)
    Increase (decrease) in other liabilities                        (45,502)           275,954
                                                                -----------       ------------
               Total adjustments                                     67,574             (5,049)
                                                                -----------       ------------

                Net cash provided by operating activities           741,149            643,036
                                                                -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in interest-bearing deposits in bank, net             (301,231)         2,846,681
    Proceeds from maturities of securities available for sale     3,068,623            958,584
    Proceeds from the sale of securities available for sale         567,253          2,507,923
    Purchases of securities available for sale                  (12,072,242)        (4,499,108)
    Proceeds from maturities of securities held to maturity       1,000,000                ---
    Purchase of securities held to maturity                        (300,531)               ---
    Proceeds from sale of loans                                         ---            509,642
    Increase in loans, net                                       (2,162,652)        (6,684,387)
    Purchase of premises and equipment                             (237,180)          (209,818)
                                                                -----------       ------------
                 Net cash used in investing activities          (10,437,960)        (4,570,483)
                                                                -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits, net                                    11,341,400          5,326,822
    Proceeds from borrowings, net                                   (28,400)        (1,528,400)
    Proceeds from stock options exercised                            38,977             37,057
    Cash dividends paid                                                 ---               (841)
                                                                -----------       ------------
                 Net cash provided by financing activities       11,351,977          3,834,638
                                                                -----------       ------------

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


                                                              1998             1997
                                                         -------------     -----------

Net increase (decrease) in cash and due from banks           1,655,166         (92,809)

Cash and due from banks at beginning of period               1,568,785       3,685,230
                                                          ------------     -----------
Cash and due from banks at end of period                    $3,223,951      $3,592,421
                                                          ============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the period for:
         Interest                                           $1,522,539      $1,352,267
                                                          ============     ===========
         Income taxes                                       $  402,690      $  512,254
                                                          ============     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gains on securities available for sale        $    1,239      $   22,129
                                                          ============     ===========


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

          The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                                                       Six Months Ended June 30, 1998
                                                     -----------------------------------------------------------------
                                                             Net              Weighted Average
                                                            Income                 Shares                 Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                     -----------------     --------------------      -----------------
Basic EPS                                                     $673,575                  426,504                  $1.58
                                                                                                     =================
Effect of Dilutive Securities
     Stock Options                                                 ---                   23,849
                                                     -----------------     --------------------
                                                              $673,575                  450,353                  $1.50
                                                     =================     ====================      =================


                                                                       Six Months Ended June 30, 1997
                                                     -----------------------------------------------------------------
                                                             Net              Weighted Average
                                                           Income                  Shares                 Per Share
                                                         (Numerator)           (Denominator)               Amount
                                                     -----------------     --------------------      -----------------
Basic EPS                                                     $648,085                  423,364                  $1.53
                                                                                                     =================
Effect of Dilutive Securities
     Stock Options                                                 ---                    4,995
                                                     -----------------     --------------------
                                                              $648,085                  428,359                  $1.51
                                                     =================     ====================      =================

                                                                      Three Months Ended June 30, 1998
                                                     -----------------------------------------------------------------
                                                             Net              Weighted Average
                                                            Income                 Shares                 Per Share
                                                         (Numerator)            (Denominator)              Amount
                                                     -----------------     --------------------      -----------------
Basic EPS                                                     $316,045                  426,504                  $0.74
                                                                                                     =================
Effect of Dilutive Securities
     Stock Options                                                 ---                   23,849
                                                     -----------------     --------------------
                                                              $316,045                  450,353                  $0.70
                                                     =================     ====================      =================

                                                                      Three Months Ended June 30, 1997
                                                     -----------------------------------------------------------------
                                                             Net              Weighted Average
                                                           Income                  Shares                 Per Share
                                                         (Numerator)           (Denominator)               Amount
                                                     -----------------     --------------------      -----------------
Basic EPS                                                     $338,542                  423,364                  $0.80
                                                                                                     =================
Effect of Dilutive Securities
     Stock Options                                                 ---                    4,995
                                                     -----------------     --------------------
                                                              $338,542                  428,359                  $0.79
                                                     =================     ====================      =================


NOTE 3    CURRENT ACCOUNTING DEVELOPMENTS

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

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The following is a discussion of the Company's financial condition at June 30, 1998 compared to December 31, 1997 and the results of its operations for the three and six months ended June 30, 1998 compared to the three and six month periods ended June 30, 1997. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Financial Condition
-------------------

                                             June 30,              December 31,             Increase              (Decrease)
                                                                                      ----------------------------------------
                                               1998                    1997                  Amount                Percent
                                      --------------------      -----------------     -----------------      -----------------


Total Assets                                  $102,985,206            $90,951,775           $12,033,431                  13.23%

Loans                                         $ 69,747,617            $67,506,857           $ 2,240,760                   3.32%

Securities                                    $ 25,899,405            $17,545,330           $ 8,354,075                  47.61%

Interest-bearing bank balances                $    410,767            $   711,998             ($301,231)                (42.31)%

Changes in total assets and the major categories of assets are shown in the table above. The increase in loans is due to a continuing increase in loan demand throughout the year, and principally in residential construction and development loans. The increase in the securities portfolio is due to the purchase of U. S. Government Agency and School, County and Municipal Securities. Deposits, as shown in another schedule, have outpaced the growth in loan demand. Thus, the significant growth in securities. The decrease in interest-bearing bank balances is also directly related to the utilization of funds to purchase securities and generate loans.

The majority of the loans originated in the three and six month periods ending June 30, 1998 are primarily short-term maturities of six months to one year or contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at June 30, 1998.

                                         Within             1 to 5              After
                                         1 Year              Years             5 Years              Total
                                    ---------------    ---------------    ---------------      ---------------
                                                         (Dollars  In  Thousands)
                                    --------------------------------------------------------------------------
Variable interest rates             $        25,789    $         4,147    $           ---      $        29,936
Fixed interest rates                         11,775             27,234                803               39,812
                                    ---------------    ---------------    ---------------      ---------------
                Total               $        37,564    $        31,381    $           803      $        69,748
                                    ===============    ===============    ===============      ===============

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                           Increase           (Decrease)
                                    June 30,          December 31,     ----------------------------------
                                     1998                1997                Amount             Percent
                               ---------------     ---------------     ---------------     ---------------
Total deposits                     $89,017,441         $77,676,041         $11,341,400            14.60%

Other borrowings                   $ 3,263,250         $ 3,291,650            ($28,400)           (0.86)%

Certificates of deposit over
    $100,000 (included in total
    deposits above)                $14,754,266         $10,932,354         $ 3,821,912            34.96%

The $11,341,400 increase in deposits included a $3,821,912 increase in certificates of deposit over $100,000. The deposit growth has resulted from continuing growth in the Bartow County and Cartersville areas accompanied by the location of new retail and other businesses to the area. Competitive rates are paid on deposits but not above the local market.

The decrease in other borrowings was due entirely to pay down of advances from The Federal Home Loan Bank of Atlanta. The increase in deposits, primarily certificates of deposit less than $100,000, was used to fund the continued loan demand and securities purchases.

The Company's ratio of loans to deposits at June 30, 1998 was 78.35% as compared to 86.91% at December 31, 1997 and the decrease is primarily due to strong deposit growth coupled with unanticipated loan payoffs and slower than expected loan demand.


Liquidity and Interest Rate Sensitivity
---------------------------------------

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 28.10% at June 30, 1998, and is considered adequate for the short-term and the foreseeable future. The Company has a $10,000,000 line of credit with the Federal Home Loan Bank of which $3,820,050 has been advanced, a $3,750,000 unsecured line of credit with correspondent banks and a security repurchase agreement available with a correspondent bank. This repurchase agreement line must be collateralized at 110% with available, unpledged investment securities. At June 30, there was approximately $17,936,104 available using this repurchase agreement. These lines are available should liquidity needs increase.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The following summarizes the cumulative interest sensitivity position of the Company at June 30, 1998.

                                                           Time Horizon
                                   -------------------------------------------------------
                                                              Months
                                   -------------------------------------------------------
                                            0 to 3           0 to 12             0 to 60               Total
                                   ------------------    --------------     --------------        --------------
                                                           (Dollars in Thousands)
                                   -----------------------------------------------------------------------------


Interest sensitive assets            $         34,478    $       46,057     $       84,884        $       95,651
Interest sensitive liabilities                 34,409            58,898             79,301                79,301
                                       --------------    --------------     --------------        --------------

Assets less liabilities              $             69    $      (12,841)    $        5,583        $       16,350
                                       ==============    ==============     ==============        ==============

Ratio:
  Interest sensitive assets to
    interest sensitive liabilities               1.00              0.78               1.07                  1.21
                                       ==============    ==============     ==============        ==============

The current interest sensitivity position indicates a close match of interest-sensitive assets and interest-sensitive liabilities, particularly in the five year time horizon. Increases or decreases in interest rates should have little effect on the Company's net interest margin.

Capital Resources
-----------------

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to total assets ratio of at least 4% and total risk-based capital to total adjusted assets ratio of 8%.

Selected financial information relating to the Company's minimum capital requirements at June 30, 1998 is as follows:

                                                    Percent
                                             -------------------
      Leverage capital ratio                           8.45%
      Core capital ratio                              11.94%
      Risk-based capital ratio                        13.19%

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations For The Three Months Ended June 30,1998 and 1997
----------------------------------------------------------------------

                                                     Three Months Ended                 Increase             (Decrease)
                                                         June 30                     --------------------------------------
                                                1998                   1997               Amount               Percent
                                        -------------------      --------------      ----------------      ----------------
Total interest income                   $         2,264,224      $    1,985,871      $        278,353                 14.02%

Total interest expense                              983,205             782,319               200,886                 25.68%

Net interest income                               1,281,019           1,203,552                77,467                  6.44%

Provision for loan losses                            75,000              74,893                   107                  0.14%

Other operating income                              208,600             149,214                59,386                 39.80%

Other operating expenses                            919,794             739,725               180,069                 24.34%

Loss on sale of AFS Securities                       (2,045)             (9,229)                7,184                 (0.78)%

Provision for income taxes                          176,735             190,377               (13,642)                (7.17)%

Net income                                          316,045             338,542               (22,497)                (6.65)%

The increase in total interest income was due to the increased volume of interest-earning assets, principally securities. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in time deposits. The resulting increase in net interest margin is due primarily to the stated growth in the securities portfolio and growth in the loan portfolio. The loan to deposit ratio was 78.35% at June 30, 1998 compared to 85.73 at June 30, 1997. Since the majority of new deposits were invested in securities instead of loans, the yield on earning assets has decreased to 9.69% compared to 9.87% at the end of March 1998 and 10.18% in June 1997.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses virtually unchanged for the three month period ended June 30, 1998 as compared to the same period in 1997. The loan loss reserve as a percentage of total loans was 1.74% and 1.70% at June 30, 1998 and June 30, 1997, respectively. There were no non performing loans as June 30, 1998 and management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

The $59,586 or 39.80% increase in other operating income.  The majority of this
increase is due to increased activity in mortgage loan originations.   These
originations are sold to a third party and not carried in the company's loan portfolio.

The increase of other operating expenses for the three month period ending June 30, 1998 as compared to the comparable period in 1997 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The $2,045 loss on sale of available for sale (AFS) securities was incurred to increase the overall yield on investments by selling these lower yielding securities during a bond market rally. Reinvestment of these proceeds will recapture this loss in less than six months. In 1997, a similar strategy was used.

The decrease in income taxes shown in the preceding table resulted primarily from decreased net income before taxes for the three month period ended June 30, 1998 as compared to the similar period in 1997. The effective tax rate was 35.86% and 35.99%, respectively, for the three month periods ended June 30, 1998 and 1997.

Net income for the three month period ended June 30, 1998 as compared to the same period in 1997 decreased $22,497 or 6.65%.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations For The Six Months Ended June 30,1998 and 1997
--------------------------------------------------------------------

                                                    Six Months Ended                     Increase           (Decrease)
                                                         June 30                     ------------------------------------
                                                1998                  1997                Amount              Percent
                                        -------------------      --------------      ----------------     ----------------
Total interest income                   $         4,416,282      $    3,814,380      $        601,902                15.78%

Total interest expense                            1,902,283           1,507,920               394,363                26.15%

Net interest income                               2,513,999           2,306,460               207,539                 9.00%

Provision for loan losses                           150,000             149,893                   107                 0.07%

Other operating income                              419,617             374,079                45,538                12.17%

Other operating expenses                          1,751,495           1,505,667               245,828                16.33%

Loss on Sale of AFS Securities                       (2,045)             (9,229)                7,184               (77.84)%

Provision for income taxes                          356,501             367,665               (11,164)               (3.04)%

Net income                                          673,575             648,084                25,491                 3.93%

The increase in total interest income was due to the increased volume of interest-earning assets, principally securities. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in time deposits. The resulting increase in net interest margin is due primarily to the stated growth in the securities portfolio and growth in the loan portfolio. The loan to deposit ratio was 78.35% at June 30, 1998 compared to 85.73 at June 30, 1997. Since the majority of new deposits were invested in securities instead of loans, the yield on earning assets has decreased to 9.69% in June 1998 compared to 10.18% in June 1997.

The provision for loan losses was virtually unchanged for the six month period ended June 30, 1998 as compared to the same period in 1997.

The $45,538 or 12.17% increase in other operating income is due to increased
activity in mortgage loan originations.   These originations are sold to a third
party and not carried in the company's loan portfolio.

The increase of other operating expenses for the six month period ending June 30, 1998 as compared to the comparable period in 1997 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and accounts receivable factoring and servicing areas.

The decrease in income taxes shown in the preceding table resulted primarily from the effect of carrying tax free investments for the entire six months of 1998 compared to less than three months in 1997. The effective tax rate was 34.61% and 36.20%, respectively, for the six month periods ended June 30, 1998 and 1997.

Net income for the six month period ended June 30, 1998 as compared to the same period in 1997 increased $25,491 or 3.93%. The primary reasons are increased volume of earning assets, increased activity in the mortgage origination area and the lower effective tax rate.

Cautionary Notice Regarding Forward-Looking Statements
------------------------------------------------------

Except for the historical information contained in this Report, the matters reflected or discussed in this Report which relate to the Company's beliefs, expectations, plans, future estimates and the like are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historcial results or from any results expressed or implied by such forward-looking statements. Such factors include, without limitation, general economic conditions, governmental monetary and fiscal policies, deposit management, the effects of competition in the banking business, changes in government regulation relating to the banking industry, the rate of growth in Bartow County and the Cartersville areas, the proposed merger with National Commerce Bancorporation and other factors discussed in this report, the Company's Report on Form 10-KSB for the year ended December 31, 1997 and other filings by the Company with the Securities and Exchange Commission. Many of such factors are beyond the Company's ability to control or perdict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Report or in any statement referencing this Report, whether as a result of new information, future events or otherwise.

Year 2000 Compliance
--------------------

The Year 2000 issue refers generally to the data structure problem that will prevent certain systems from properly recognizing dates after the year 1999.
For example, computer programs and various types of electronic equipment that process date information by reference to two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 problem could result in system failures or miscalculations causing disruptions of operations. The Year 2000 problem may occur in computer chip if that chip relies on date information.

In preparation for January 1, 2000, the Company has implemented a Company-wide program to prepare its computer systems and applications for the year 2000. The Company's plans include necessary reviews of vendors, customers, third party processors and other external parties with whom the Company conducts business. The Company is incurring internal staff costs as well as consulting and other expenses related to the execution of th implementation plan. A portion of these expenses may be in the cost of normal software upgrades and involve the redeployment of existing information technology resources. Presently, management has not yet completely determined the year 2000 implementation costs, but such costs are not expected to have a material financial impact on the Company's business, financial condition or results of operation. Management has not yet completely determined what effect, if any, the proposed merger with National Commerce Bancorporation will have on year 2000 compliance issues.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY


PART II.  OTHER INFORMATION


ITEM 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

The Company's annual meeting was held on May 20, 1998. Notice of the annual meeting was mailed April 10, 1998 to each stockholder of record as of April 9, 1998. At the 1998 annual meeting, the shareholders voted to approve the following proposals.

Proposal I
----------

The shareholders approved, by the vote indicated a motion to elect the Class III Board of Directors for 1998 consisting of J. Steven Walraven, Terry N. Tumlin, DMD, Lewis Ross Whatley, III, MD, and Earl Williamson, Jr., CPA.

                               SHAREHOLDER VOTES
                               -----------------
      DIRECTOR                   FOR     AGAINST
      --------                   ---     -------
J. Steven Walraven             284,951    6,765
Terry N. Tumlin, DMD           284,951    6,765
Lewis Ross Whatley, III, MD    284,951    6,765
Earl Williamson, Jr., CPA      284,951    6,765

Other directors whose terms of office as directors continue after the meeting are C. Gregory Culverhouse, Jack Foumier, Fareed Z. Kadum, M.D., Sammy L. Neal,
H. Boyd Pettit, III, D. Arnold Tillman, Jr., MD, Terry N. Tumlin, J. Steven Walraven, L. Ross Watley, III, Earl Williamson, Jr.

ITEM 5.
     On April 17, 1998, the Company announced that it had entered into a Letter of Intent regarding the proposed merger with National Commerce Bancorporation ("NCBC"). The Letter of Intent provides for the Company to exchange all of its outstanding stock on a fully diluted basis in a tax-free exchange for shares of NCBC common stock having a market value of $33,000,000 based on an average closing price for the five day period from April 3, 1998 to April 9, 1998. On August 7, 1998, the Company entered into a definitive agreement providing for the merger with NCBC. The consummation of the proposed merger is subject to certain conditions which must be satisfied prior to closing, including the execution of a definitive agreement and shareholder and regulatory approval.

ITEM 6.

          (a) Exhibits filed in accordance with Item 601 of Regulation S-K.

              27.   Financial Data Schedule.


          (b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FIRST COMMUNITY BANCORP, INC.



                                 BY: /s/  J. Steven  Walraven
                                    --------------------------------
                                    J. Steven Walraven
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                 DATE: August 13, 1998
                                       -----------------------------


                                 BY:      /s/ Danny F. Dukes
                                    --------------------------------
                                    Danny F. Dukes
                                    Vice President, Chief Financial and
                                    Operations Officer

                                 DATE: August 13, 1998
                                       -----------------------------