Form 10-K405/A
period 1997-12-31
FIRST COMMUNITY BANCORP INC /GA/
filed 1998-09-11
CIK 853467

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 _____________

                                  FORM 10-K/A

                                AMENDMENT NO. 1

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997
                                                           -----------------
                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

                        COMMISSION FILE NUMBER 0-18527
                         FIRST COMMUNITY BANCORP, INC.
            (Exact Name of Registrant as Specified in its Charter)

              Georgia                                      58-1869700
   (State or other Jurisdiction of                    (IRS Employer ID No.)
    Incorporation or Organization)

     827 Joe Frank Harris Parkway
   S.E. Cartersville, Georgia 30120                           30120
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, including Area Code:   (770) 382-1495

Securities Registered Pursuant to Section 12(b)
  of the Act:                                         None

Securities Registered Pursuant to Section 12(g)
  of the Act:                                         Common Stock $1.00
                                                        per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes      No  x
                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

The aggregate market value of the Registrant's common stock held by non-affiliates as of September 4, 1998, was approximately $14,497,875.

The Registrant had 430,204 shares of its common stock outstanding as of September 4, 1998.

The Registrant hereby files this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K") (i) to include the information required by Part III (Item 11) in lieu of the incorporation thereof by reference from the Registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders and (ii) to file additional exhibits with the 1997 Form 10-K, as set forth at Item 14.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     During 1997, all of the First Community Bancorp, Inc. (the "Company") directors also served as directors of the First Community Bank & Trust (the "Bank"). During 1997, none of the directors were paid for their service as director of the Company. The Directors were paid for their service as director of the Bank and any committee on which they served in 1997. The Bank paid the directors $74,225 during 1997; $49,600 was paid for attending board of director meetings and $24,625 was paid for attending committee meetings. The Chairman of the Board of Directors received $400 compensation for each regular meeting attended, with each Board Member receiving $350. Committee Meeting Members received $50 for each committee meeting attended with the Chairman of the Loan Committee receiving $75 with a maximum compensation fee of one per day. Compensation fees are paid on the contingency of attendance.

     The First Community Bank & Trust Director's Indexed Fee Contention Program (the "Program") became effective on August 28, 1995. Under the Program, each participating Director may be entitled to: (1) the accumulated balance in his or her Pre-Retirement Account consisting of the annual earnings or loss of the aggregate annual after-tax income from certain life insurance contracts on the lives of participating Directors less the annual cost of funds expense from the effective date until his or her retirement date, payable in ten equal annual installments commencing thirty days following his or her retirement date; and
(2) the Index Retirement Benefit consisting of the annual cost of funds expense from his or her retirement date until death. In addition to these payments, each Director is entitled to defer their Director fee each year for five years with the accumulated balance, plus interest, payable in lump sum to the participating Director, or his or her estate, upon reaching his or her retirement date.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

     Effective January 1, 1998, the Bank entered into employment agreements with
J. Steven Walraven, who serves as President and Chief Executive Officer of the Bank, and Rodney L. Grizzle, who serves as Senior Vice President of the Bank (collectively these agreements are referred to as the "Employment
Agreements"). The Employment Agreements each have a term of three years, which commenced January 1, 1998. Such term shall be automatically renewed at the end of each calendar year unless terminated as provided in the Employment Agreements. The Employment Agreements provide for termination with cause (as defined therein) and for termination by the respective employee by 90 days notice. Pursuant to his agreement, Mr. Walraven's base salary is $121,000 a year, and he is entitled to continued participation in his grant of options dated June 18, 1991, in the 1994 Incentive Stock Option Plan with options granted November 21, 1995 and in the 1997 Stock Option Plan executed April 1, 1997. Additional benefits to Mr. Walraven under his agreement include participation in medical, dental and group term life insurance plans; participation in a qualified retirement plan; and, participation in an executive private pension plan.

     Under Mr. Grizzle's agreement, his base salary is $70,000, and he is entitled to continued participation in the 1994 Incentive Stock Option with options granted November 21, 1995 and in the 1997 Stock Option Plan executed April 1, 1997. In addition, Mr. Grizzle was granted stock options for an additional 5,000 shares of FCB Common Stock. The exercise price ($33.70 per share) was the most recent appraisal value of the stock, and Mr. Grizzle's right to exercise the options will vest pro rata over five years from the date of the grant. Additional benefits to Mr. Grizzle under his agreement include participation in medical, dental and group term life insurance plans; participation in a qualified retirement plan; and, participation in an executive private pension plan.

     The Employment Agreements each include a confidentiality agreement and a covenant not to compete. The covenant not to compete shall remain in effect for three years after the respective employee's employment ends.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

EXHIBIT
NUMBER
------

10.1 Employment Agreement by and between First Community Bank & Trust and J. Steven Walraven, dated April 21, 1998.

10.2 Employment Agreement by and between First Community Bank & Trust and Rodney L. Grizzle dated March 23, 1998.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FIRST COMMUNITY BANCORP, INC.


                                   By:  /s/ Danny F. Dukes
                                        ------------------
                                        Name:   Danny F. Dukes
                                        Title:  Vice President, Chief
                                                Financial and Operations Officer



Date:  September 4, 1998