Form 10QSB
period 1998-09-30
FIRST COMMUNITY BANCORP INC /GA/
filed 1998-11-13
CIK 853467

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1998
                                       ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________ to _________


                       COMMISSION FILE NUMBER:  0-18527

                         FIRST COMMUNITY BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           GEORGIA                                     58-1869700
-------------------------------                     ------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


          827 JOE FRANK HARRIS PARKWAY, S.E. CARTERSVILLE, GA  30120
          ----------------------------------------------------------
                   (Address of principal executive offices)


                                (770) 382-1495
                          ---------------------------
                          (Issuer's telephone number)

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

Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 1998: 432,339
                                  -------

Transitional Small Business Disclosure Format (Check One)  Yes       No   X
                                                               -----    -----

                         FIRST COMMUNITY BANCORP, INC
                                AND SUBSIDIARY

================================================================================

                                     INDEX

                                                                                                                       PAGE
PART I.       FINANCIAL INFORMATION

   ITEM 1.    CONSOLIDATED BALANCE SHEET (UNAUDITED) - SEPTEMBER 30, 1998............................................    3

              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 1998 AND 1997..........................................................................    4

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS ENDED
                SEPTEMBER 30, 1998 AND 1997..........................................................................   5-6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................   7-8

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS...........................................................................................  9-16

PART II.      OTHER INFORMATION

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................   17


   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................................................................   17

              SIGNATURES

ITEM 1.       FINANCIAL STATEMENTS

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

ASSETS
------
Cash and due from banks                                          $   3,263,055
Interest-bearing deposits in banks                                   3,918,427
Securities available for sale, at fair value                        20,065,958
Securities held to maturity, at cost (fair value of $3,515,793)      3,509,543

Loans                                                               72,494,661
Less allowance for loan losses                                      (1,218,160)
                                                                 -------------
               Loans, net                                           71,276,501

Premises and equipment, net                                          1,818,271
Other assets                                                         3,237,993
                                                                 -------------
Total Assets                                                     $ 107,089,748
                                                                 =============


LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------

Deposits
  Noninterest-bearing demand                                     $  12,079,539
  Interest-bearing demand                                           28,240,199
  Savings                                                            4,773,604
  Time                                                              48,485,978
                                                                 -------------
              Total deposits                                        93,579,320
Other liabilities                                                    2,198,319
Other borrowings                                                     2,389,100
                                                                 -------------
               Total liabilities                                    98,166,739
                                                                 -------------

COMMITMENTS AND CONTINGENT LIABILITIES
Redeemable common stock held by KSOP, 12,341 shares outstanding
       at September 30, 1998, at fair value                            156,871
                                                                 -------------


STOCKHOLDERS' EQUITY
  Common stock, par value $1;  10,000,000 shares authorized;
       432,339 shares issued                                           432,339
  Capital surplus                                                    3,895,732
  Treasury Stock (1,931 shares)                                        (53,909)
  Retained earnings                                                  4,326,083
  Accumulated other comprehensive income, net of tax                   165,923
                                                                 -------------
           Total stockholders' equity                                8,766,168
                                                                 -------------
Total Liabilities and Stockholders' Equity                       $ 107,089,778
                                                                 =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                          ----------------------------   -------------------------
                                                               1998           1997           1998          1997
                                                          ------------    ------------   ------------   ----------
INTEREST INCOME
   Interest and fees on loans                                5,648,405      5,126,589      1,916,785     1,805,499
   Interest on taxable securities                              764,570        503,092        278,198       152,749
   Interest on nontaxable securities                           168,117        113,652         55,505        52,529
   Interest on deposits in banks                               159,937         96,375         74,259        14,551
                                                          ------------    ------------   ------------   ----------
                                                             6,741,029      5,839,708      2,324,747     2,025,328
                                                          ------------    ------------   ------------   ----------

INTEREST EXPENSE
   Interest on deposits                                      2,763,606      2,144,249        982,151       788,151
   Interest on other borrowings                                158,474        175,849         37,646        24,028
                                                          ------------    ------------   ------------   ----------
                                                             2,922,080      2,320,098      1,019,797       812,179
                                                          ------------    ------------   ------------   ----------
                        Net interest income                  3,818,949      3,519,610      1,304,950     1,213,149
PROVISION FOR LOAN LOSSES                                      225,000        224,893         75,000        75,000
                                                          ------------    ------------   ------------   ----------
            Net interest income after provision for loan
             losses                                          3,593,949      3,294,717      1,229,950     1,138,149
                                                          ------------    ------------   ------------   ----------


OTHER INCOME
   Service charges on deposit accounts                         382,072        366,599        134,101       127,344
   Gain on sale of loans                                           ---         38,822            ---           ---
   Other                                                       259,176        147,948         87,530        51,947
                                                          ------------    ------------   ------------   ----------
                                                               641,248        553,369        221,631       179,291
                                                          ------------    ------------   ------------   ----------

OTHER EXPENSE
    Salaries and employee benefits                           1,427,378      1,318,882        521,372       463,086
    Equipment and occupancy expense                            391,565        354,350        128,670       141,022
    Other operating expenses                                 1,087,280        619,505        504,686       182,962
                                                          ------------    ------------   ------------   ----------
                                                             2,906,223      2,292,737      1,154,728       787,070
                                                          ------------    ------------   ------------   ----------
(Loss) on Sale of Available for Sale Securities                 (2,045         (9,229)           ---           ---
                                                          ------------    ------------   ------------   ----------
                   Income before income taxes                1,326,929      1,546,120        296,853       530,370
APPLICABLE INCOME TAXES                                        463,120        558,596        106,619       190,931
                                                          ------------    ------------   ------------   ----------
                   Net income                                  863,809        987,524        190,234       339,439
                                                          ============    ============   ============   ==========


Other comprehensive income, net of tax
   Unrealized gains on securities
        available-for-sale arising during period                88,900         42,553         88,107        18,000
                                                          ------------    ------------   ------------   ----------
            Comprehensive income                            $  952,709     $1,030,077     $  278,341    $  357,439
                                                          ============    ============   ============   ==========

PER SHARE OF COMMON STOCK
                   Basic earnings per common share          $     2.01     $     2.33     $     0.44    $     0.80
                                                          ============    ============   ============   ==========
                   Diluted earnings per common share        $     1.91     $     2.31     $     0.41    $     0.79
                                                          ============    ============   ============   ==========
                   Dividends                                $     0.49            ---     $     0.49           ---
                                                          ============    ============   ============   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         FIRST COMMUNITY BANCORP, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                         1998                1997
                                                                       ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $  863,809         $  987,524
                                                                       ----------         ----------

   Adjustments to reconcile net income to net cash
        provided by operating activities:
    Provision for loan losses                                             225,000            224,893
    Depreciation                                                          190,280            165,018
    Amortization and (accretion), net                                      16,977             16,580
    Gain on sale of loans                                                     ---            (38,822)
    Loss on sale of securities                                              2,045              9,229
    (Increase) decrease in other assets                                  (373,983)          (591,295)
    Increase (decrease) in other liabilities                              303,799            256,736
                                                                       ----------         ----------
               Total adjustments                                          364,118             42,339
                                                                       ----------         ----------

                Net cash provided by operating activities               1,227,927          1,029,863
                                                                       ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in bank net       (3,206,429)           928,877
    Proceeds from maturities of securities available for sale           3,779,882          1,969,814
    Proceeds from the sale of securities available for sale               567,253          2,507,923
    Purchases of securities available for sale                        (12,803,323)        (5,971,989)
    Proceeds from maturities of securities held to maturity             2,750,000            100,000
    Purchases of securities held to maturity                             (300,531)          (499,688)
    Proceeds from sale of loans                                               ---            509,642
    Increase in loans, net                                             (4,905,121)        (8,534,422)
    Purchase of premises and equipment                                   (244,264)          (237,580)
                                                                       ----------         ----------
                 Net cash used in investing activities                (14,362,533)        (9,227,423)
                                                                       ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits, net                                          15,903,249          9,438,273
    Proceeds from borrowings, net                                        (902,550)        (2,052,550)
    Proceeds from stock options exercised                                  38,977             39,148
    Purchase of 1,931 shares of Treasury Stock                                ---            (48,758)
    Cash dividends paid                                                  (210,800)              (841)
                                                                       ----------         ----------
                 Net cash provided by financing activities             14,828,876          7,375,272
                                                                       ----------         ----------

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                            1997        1996
                                                       -----------  ----------
Net increase (decrease) in cash and due from banks       1,694,270     (822,288)

Cash and due from banks at beginning of period           1,568,785    3,685,230
                                                       -----------  -----------
Cash and due from banks at end of period                $3,263,055   $2,862,942
                                                       ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the period for:
         Interest                                       $2,878,521   $2,240,711
                                                       ===========  ===========
         Income taxes                                   $  742,327   $  629,577
                                                       ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Unrealized gains on securities available for sale    $  138,906   $   65,964
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

          The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per common share (EPS):

                                    Nine Months Ended September 30, 1998
                                 -------------------------------------------
                                     Net            Weighted
                                   Income        Average Shares    Per Share
                                 (Numerator)     (Denominator)       Amount
                                 -----------     --------------    ---------

Basic EPS                          $863,809         429,074          $2.01
                                                                    ======
Effect of Dilutive Securities
     Stock Options                      ---          23,849
                                   --------         -------
                                   $863,809         452,923          $1.91
                                   ========         =======         ======


                                    Nine Months Ended September 30, 1997
                                 -------------------------------------------
                                     Net            Weighted
                                   Income        Average Shares    Per Share
                                 (Numerator)     (Denominator)       Amount
                                 -----------     --------------    ---------

Basic EPS                          $987,524         423,364          $2.33
                                                                     =====
Effect of Dilutive Securities
     Stock Options                      ---           4,995
                                   --------         -------
                                   $987,524         428,359          $2.31
                                   ========         =======          =====

                                    Three Months Ended September 30, 1998
                                 -------------------------------------------
                                     Net            Weighted
                                   Income        Average Shares    Per Share
                                 (Numerator)     (Denominator)       Amount
                                 -----------     --------------    ---------

Basic EPS                          $190,234         432,339          $0.44
                                                                     =====
Effect of Dilutive Securities
     Stock Options                      ---          23,849
                                   --------         -------
                                   $190,234         456,188          $0.41
                                   ========         =======          =====


                                    Three Months Ended September 30, 1998
                                 -------------------------------------------
                                     Net            Weighted
                                   Income        Average Shares    Per Share
                                 (Numerator)     (Denominator)       Amount
                                 -----------     --------------    ---------

Basic EPS                          $339,439         423,364          $0.80
                                                                     =====
Effect of Dilutive Securities
     Stock Options                      ---           4,995
                                   --------         -------
                                   $339,439         428,359          $0.79
                                   ========         =======          =====


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


NOTE 4    DECLARATION OF CASH DIVIDEND

          The Board of Directors declared a $210,800 or $.49 per share cash dividend on August 24, 1998 for shareholders of record as of August 25, 1998 to be paid on September 4, 1998.

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following is a discussion of the Company's financial condition at September 30, 1998 compared to December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 compared to the three and nine month periods ended September 30, 1997. These comments should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

FINANCIAL CONDITION

                                      SEPTEMBER 30,          DECEMBER 31,            INCREASE              (DECREASE)
                                                                                ---------------------------------------
                                          1998                   1997                 AMOUNT                PERCENT
                                   -----------------      -----------------     -----------------     -----------------
Total Assets                            $107,089,748            $90,951,775           $16,137,973             17.74%

Loans                                   $ 72,494,661            $67,506,857           $ 4,987,804              7.39%

Securities                              $ 23,575,501            $17,545,330           $ 6,030,171             34.37%

Interest-bearing bank balances          $  3,918,427            $   711,998           $ 3,206,429            450.34%

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

The majority of the loans originated in the three and nine month periods ending September 30, 1998 are primarily short-term maturities of six months to one year or contain variable interest rates with terms from 1 to 3 years or less. The following table presents scheduled repricing of the Company's loans at September 30, 1998.

                                         WITHIN             1 TO 5              AFTER
                                         1 YEAR              YEARS             5 YEARS               TOTAL
                                    ---------------    ---------------    ---------------
                                                         (DOLLARS IN THOUSANDS)
                                    --------------------------------------------------------------------------
Variable interest rates             $        23,813    $         4,084    $                    $        27,897
Fixed interest rates                         11,551             31,140              1,907               44,598
                                    ---------------    ---------------    ---------------      ---------------
                Total               $        35,364    $        35,224    $         1,907      $        72,495
                                    ===============    ===============    ===============      ===============

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 SEPTEMBER 30,       DECEMBER 31,           INCREASE           (DECREASE)
                                                                       -----------------------------------
                                     1998                1997                AMOUNT             PERCENT
                               ---------------     ---------------     ---------------     ---------------
Total deposits                     $93,579,290         $77,676,041         $15,903,249               20.47%

Other borrowings                   $ 2,389,100         $ 3,291,650           ($902,550)             -27.42%

Certificates of deposit over
    $100,000 (included in total
    deposits above)                $14,055,285         $10,932,354         $ 3,122,931               28.57%

The $15,903,249 increase in deposits included a $3,122,931 increase in certificates of deposit over $100,000. The deposit growth has resulted from continuing growth in the Bartow County and Cartersville areas accompanied by the location of new retail and other businesses to the area. Competitive rates are paid on deposits but not above the local market.

The decrease in other borrowings was due entirely to pay down of advances from The Federal Home Loan Bank of Atlanta. The increase in deposits was used to fund the continued strong loan demand.

The Company's ratio of loans to deposits at September 30, 1998 was 77.47% as compared to 86.91% at December 31, 1997 and the decrease is primarily due to stronger growth in deposits compared to loans during 1998.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity, as defined by net cash, short-term investments and other marketable investments as a percent of deposits, was 19.50% at September 30, 1998, and is considered adequate. The Company has an $10,000,000 line of credit with the Federal Home Loan Bank of which $2,389,100 has been advanced, a $1,750,000 unsecured line of credit with correspondent banks and a security repurchase agreement available with a correspondent bank. This repurchase agreement line must be collateralized at 110% with available, unpledged investment securities. At September 30, there was approximately $8,146,760 available using this repurchase agreement. These lines are available should liquidity needs increase.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The following summarizes the cumulative interest sensitivity position of the Company at September 30, 1998.

                                                           TIME HORIZON
                                   -------------------------------------------------------
                                                              MONTHS
                                   -------------------------------------------------------
                                         0 TO 3             0 TO 12            0 TO 60                TOTAL
                                   ------------------    --------------     --------------        --------------
                                                           (DOLLARS IN THOUSANDS)
                                   -----------------------------------------------------------------------------
Interest sensitive assets            $         35,655    $       45,571     $       88,043        $       99,582
Interest sensitive liabilities                 42,425            65,773             83,889                83,889
                                       --------------    --------------     --------------        --------------
Assets less liabilities              $         -6,770    $      -20,202     $        4,154        $       15,693
                                       ==============    ==============     ==============        ==============
Ratio:
   Interest sensitive assets to
       interest sensitive
        liabilities                              0.84              0.69               1.05                  1.19
                                       ==============    ==============     ==============        ==============

The current interest sensitivity position indicates a similiar match of interest-sensitive assets and interest-sensitive liabilities, particularly in the five year time horizon. Increases or decreases in interest rates should have little effect on the Company's net interest margin.

CAPITAL RESOURCES

The minimum capital requirements for banks and bank holding companies require a leverage capital to total assets ratio of at least 3%, core capital to total assets ratio of at least 4% and total risk-based capital to total adjusted assets ratio of 8%.

Selected financial information relating to the Company's minimum capital requirements at September 30, 1998 is as follows:

                                          PERCENT
                                      ----------------


      Leverage capital ratio                 8.19%
      Core capital ratio                    11.36%
      Risk-based capital ratio              12.60%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,1998 AND 1997

                                                   THREE MONTHS ENDED                    INCREASE           (DECREASE)
                                                      SEPTEMBER 30                     ---------------------------------
                                                  1998              1997                  AMOUNT              PERCENT
                                              -------------     -------------          -------------       -------------
Total interest income                         $   2,324,747     $    2,025,328         $    299,419             14.78%

Total interest expense                            1,019,797            812,178              207,619             25.56%

Net interest income                               1,304,950          1,213,150               91,800              7.57%

Provision for loan losses                            75,000             75,000                    0              0.00%

Other operating income                              221,631            179,291               42,340             23.62%

Other operating expenses                          1,154,728            787,071              367,657             46.71%


Provision for income taxes                          106,619            190,931              -84,312            -44.16%

Net income                                          190,234            339,439             -149,205            -43.96%

The increase in total interest income was due to the increased volume of interest-earning assets, principally loans and investments. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in deposits. The resulting increase in net interest margin is due primarily to the stated growth in the securities portfolio and growth in the loan portfolio. The loan to deposit ratio was 77.47% at September 30, 1998 compared to 83.45% at September 30, 1997. Since the majority of new deposits were invested in securities instead of loans, the yield on earning assets has decreased to 9.21% compared to 9.52% at the end of September 1998 and 10.34% in September 1997.

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain an adequate allowance for loan losses. It is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future loan losses based on an evaluation of loan portfolio risks and certain economic factors. The provision for loan losses was unchanged for the three month period ended September 30, 1998 as compared to the same period in 1997. The loan loss reserve as a percentage of total loans was 1.68% and 1.72% at September 30, 1998 and September 30, 1997, respectively. There were no non performing loans as of Septembeer 30, 1998. However, other real estate owned totalled $173,761 as of September 30, 1998 and management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

The $42,340 or 23.62% increase in other operating income is due primarily to the stated growth in deposit accounts.

The increase of other operating expenses for the three month period ending September 30, 1998 as compared to the comparable period in 1997 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination and servicing areas. Additionally, expenses pertaining to the merger with National Commerce Bancorporation totalled $203,168 during the quarter.

The decrease in income taxes shown in the preceding table resulted primarily from decreased net income before taxes for the three month period ended September 30, 1998 as compared to the similar period in 1997. The effective tax rate was 35.92% and 35.99%, respectively, for the three month periods ended September 30, 1998 and 1997.

Net income for the three month period ended September 30, 1998 as compared to the same period in 1997 decreased $149,205 or 43.96% primarily due to the aforementioned merger expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations For The Nine Months Ended September 30,1998 and 1997


                                    NINE MONTHS ENDED       INCREASE (DECREASE)
                                      SEPTEMBER 30        ----------------------
                                    1997         1996       AMOUNT       PERCENT
                                 ----------   ----------  ---------      -------


Total interest income            $6,741,029   $5,839,707  $ 901,322       15.43%

Total interest expense            2,922,080    2,320,098    601,982       25.95%

Net interest income               3,818,949    3,519,609    299,340        8.50%

Provision for loan losses           225,000      224,893        107        0.04%

Other operating income              641,248      553,370     87,878       15.88%

Other operating expenses          2,906,223    2,292,737    613,486       26.76%

Loss on Sale of AFS Securities       (2,045)      (9,229)     7,184      -77.84%

Provision for income taxes          463,120      558,596    (95,476)     -17.09%

Net income                          863,809      987,523   (123,714)     -12.53%


The increase in total interest income was due to the increased volume of interest-earning assets, principally loans and securities. Total interest expense for the same period increased as indicated in the above table primarily due to the increase in interest bearing deposits. The resulting increase in net interest margin is due primarily to the stated growth in the securities portfolio and growth in the loan portfolio. The loan to deposit ratio was 77.47% at September 30, 1998 compared to 83.45% at September 30, 1997. At December 31, 1997, the loan to deposit ratio was 86.91%. Since the majority of new deposits were invested in securities instead of loans, the yield on earning assets has decreased to 9.21% compared to 9.52% at the end of September 1998 and 10.34% in September 1997 and 9.90% in December 1997.

The provision for loan losses was virtually unchanged for the nine month period ended September 30, 1998 as compared to the same period in 1997.

The $87,878 or 15.88% increase in other operating income is the net result of a general increase service charge income on deposit accounts.

The increase of other operating expenses for the nine month period ending September 30, 1998 as compared to the comparable period in 1997 as shown in the preceding table resulted primarily from the increase in personnel and other expenses necessary to service an increasing deposit and loan customer base including additional staffing in the mortgage origination areas. Additionally, expenses pertaining to the merger with National Commerce Bancorporation totalled $239,236.

The decrease in income taxes shown in the preceding table resulted primarily from increased net income before taxes in 1998 as compared to the similar period in 1997. The effective tax rate was 34.90% and 36.13%, respectively, for the nine month periods ended September 30, 1998 and 1997.

Net income for the nine month period ended September 30, 1997 as compared to the same period in 1996 decreased $123,714 or 12.53%. The primary reasons are decreased interest margins, decreased loan to deposit ratio and the aforementioned merger expenses.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

                         FIRST COMMUNITY BANCORP, INC.
                                 AND SUBSIDIARY


PART II.  OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders approved, by the vote indicated a motion to accept, effective November 1, 1998, the definitive merger agreement between the Company and National Commerce Bancorporation. The plan for merger and acquisition was approved by a quorum of First Community Bancorp, Inc. shareholders at a special shareholders' meeting held on October 21, 1998. Of the 313,156 shares represented (72.43% of total outstanding), 312,646 shares (99.84%) voted in favor of the plan of merger, 153 shares (0.05%) voted against and 357 shares (0.11%) abstained from voting.

ITEM 6.

          (a)  Exhibits filed in accordance with Item 601 of Regulation S-K.

               27.  Financial Data Schedule.


          (b) The Company has not filed any reports on Form 8-K with the Securities and Exchange Commission during the nine months ended September 30,1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FIRST COMMUNITY BANCORP, INC.



                              BY:   /s/ J. Steven Walraven
                                 -----------------------------------------------
                                    J. Steven Walraven
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                              DATE:
                                   ---------------------------------------------



                              BY:   /s/ Danny F. Dukes
                                 -----------------------------------------------
                                    Danny F. Dukes
                                    Vice President, Chief Financial and
                                    Operations Officer

                              DATE:
                                   ---------------------------------------------